Form 10-Q
period 2008-06-30
ARTHUR KAPLAN COSMETICS INC
filed 2008-11-14
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-151960

Arthur Kaplan Cosmetics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0429687
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

56C Page Street, Gahanna, OH 43230
(Address of principal executive offices)

(614) 596-1586
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer                                                                [ ] Accelerated filer
[ ] Non-accelerated filer                                                                [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  15,100,000 common shares as of June 30, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2008 (unaudited), and December 31, 2007 (audited);
F-2	Statements of Operations for the three and six months ended June 30, 2008, and for the periods from Inception on June 25, 2007 through June 30, 2007 and 2008 (unaudited);
F-3	Statements of Stockholder’s Equity (Deficit) from inception on June 25, 2007 through June 30, 2008 (unaudited);
F-4
Statements of Cash Flows for the six months ended June 30, 2008, for the period from Inception on June 25, 2007 through June 30, 2007, and for the period from Inception on June 25, 2007 through June 30, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS

Cash	$68	$2,145

Total Current Assets	68	2,145

TOTAL ASSETS	$68	$2,145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Related party payables	$25,000	$25,000
Accrued interest payable	2,292	1,042

Total Current Liabilities	27,292	26,042

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 15,100,000 shares issued	15,100	15,100
Additional paid-in capital (deficit)	(9,090)	(9,090)
Deficit accumulated during the development stage	(33,234)	(29,907)

Total Stockholders' Equity (Deficit)	(27,224)	(23,897)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$68	$2,145

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	From Inception on June 25, 2007 Through June 30, 2007	From Inception on June 25, 2007 Through June 30, 2008

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,075	2,077	-	30,942

Total Operating Expenses	2,075	2,077	-	30,942

INCOME (LOSS) FROM OPERATIONS	(2,075)	(2,077)	-	(30,942)

OTHER EXPENSES

Interest expense	(625)	(1,250)	-	(2,292)

Total Other Expenses	(625)	(1,250)	-	(2,292)

NET LOSS BEFORE INCOME TAXES	(2,700)	(3,327)	-	(33,234)
INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(2,700)	$(3,327)	$-	$(33,234)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,100,000	15,100,000	10,100,000

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 25, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.01 per share	10,100,000	10,100	(9,090)	-	1,010

Shares issued for cash at $0.01 per share	5,000,000	5,000	-	-	5,000

Net loss since inception through December 31, 2007	-	-	-	(29,907)	(29,907)

Balance, December 31, 2007	15,100,000	15,100	(9,090)	(29,907)	(23,897)

Net loss for the six months endedJune 30, 2008	-	-	-	(3,327)	(3,327)

Balance, June 30, 2008	15,100,000	$15,100	$(9,090)	$(33,234)	$(27,224)

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2008	From Inception on June 25, 2007 Through June 30, 2007	From Inception on June 25, 2007 Through June 30, 2008

OPERATING ACTIVITIES

Net loss	$(3,327)	$-	$(33,234)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in accrued interest payable	1,250	-	2,292

Net Cash Used in Operating Activities	(2,077)	-	(30,942)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payables	-	-	25,000
Common stock issued for cash	-	-	6,010

Net Cash Provided by Financing Activities	-	-	31,010

NET DECREASE IN CASH	(2,077)	-	68

CASH AT BEGINNING OF PERIOD	2,145	-	-

CASH AT END OF PERIOD	$68	$-	$68

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Arthur Kaplan Cosmetics, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 and December 31, 2007

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $33,234 as of June 30, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are in the business of developing, manufacturing, and selling organic personal care products (our “Products”) specifically for men. Our Products are made from natural ingredients, including food-grade vegetable oils, and we promote them as 100% USDA Certified Organic. Our Products also include therapeutic aromas, which we believe will help us sell the Products at a high price point. The development of our initial Products and their related packaging is now complete. We are currently preparing to begin the manufacture and distribution of Products. We are planning to begin distribution online initially before expanding to select department stores.

Our Products

We have developed a customized formula for our line of men’s organic personal care products to sell in the luxury segment of the personal care product market. An increasing awareness of and demand for organic and natural skin products, and for aromatherapy products, has resulted in what we anticipate will be a highly receptive potential market for our Products.

Our Products are made from natural ingredients, including food-grade vegetable oils, and we promote them as 100% USDA Certified Organic through an agreement we have in place with Sensibility Soaps, Inc, to pack our Products under its certification. Our Products also include therapeutic aromas, which we believe will help us sell the Products at a high price point.

Because our Products contain ingredients grown in the absence of insecticides and other soil pollutants, they contain minerals, vitamins and nutrients not found in other products.  Additionally, the uniquely long maceration process to which these ingredients are subjected yield polyphenols in relatively high quantity.  Polyphenols are the free radical scavengers that, among other things, help to protect collagen and elastic fibers and prevent the destruction of hyaluronic acid in the skin.  The use of these ingredients enhances our Products’ ability to help fight wrinkles and other visible signs of aging.

We have developed a customized formula for our Product line that was developed using a proprietary blend of different organic raw materials, which are consistent across the entire product line.  The significant ingredients contain the anti-oxidant properties that many believe help fight free radical damage caused by sunlight, stress and other environmental factors. Other key ingredients used in our formulas have been selected for their efficacy in correcting existing skin damage.

Every item in our Product line is:

•	100% USDA Certified Organic
•	Derived from plant and marine botanicals
•	Moisturizing, non-irritating, softening, cleansing, and nourishing
•	Free of animal products and manufactured without animal testing
•	Free of synthetic preservatives, colors, and fragrances
•	Free of Sodium Laureth (Lauryl) Sulfate (used to lather, but can irritate the skin) - we use coconut oil instead
•	Free of petro-chemicals, lanolin, or mineral oil
•	Safe for the environment

Following is a description of our Products, including some of their ingredients and the intended effect of those ingredients:

•
Facial Scrub: This is a gentle, non-irritating, face and body cleansing foam containing certified organic ingredients such as olive, coconut, grapeseed oils and chamomile.  The olive oil, vegetable glycerin, and natural humectants in the scrub are intended to draw moisture to the skin. A blend of essential oils of orange, sandalwood, clary sage, Moroccan rose, jasmine absolute, yarrow, tanacetum, ylang ylang, and vetiver is included. Grapeseed oil contains vitamins and minerals, which we feel offer antioxidant and anti-wrinkle benefits. Purified water is infused with certified organic chamomile flowers. Rosemary extract delivers antioxidants to the skin. The foam has a silky texture and is promoted as delivering natural benefits for the skin and aromatherapy benefits to help balance moods and create a sense of wellbeing.

•
Facial Moisturizer:  This mild, soap-free facial cleanser was developed to exfoliate and smooth skin with coconut oil, aloe vera, and vitamin E. Honey is included and naturally inhibits bacteria growth. The essential oils of orange and grapefruit cool the skin. Almonds and oatmeal exfoliate skin and absorb excess oil. This moisturizer was created to soothe and restore tired, faded skin and is for all skin types, including sensitive skin.

•
Shave Cream:  This cream delivers nutrients and moisturizes skin. Olive oil acts as a humectant, drawing moisture from the air to the skin. Cocoa butter serves to retain and restore skin moisture and softness, particularly after environmental exposure. Organic chamomile soothes skin, and soy cream helps stimulate circulation. This cream emits a pink grapefruit aroma and deeply penetrates without leaving a greasy residue.

•	After Shave Tonic: This aftershave tonic is made to soothe freshly shaved skin, reduce irritation and provide moisturizing properties.

•
Conditioner:  This mild hair conditioner detangles, softens hair, and restores manageability with combing and anti-static properties. It is formulated to provide body and shine, reveal natural highlights of hair and diminish split ends. Vitamins and botanical extracts help to nourish and restore natural balance to hair. Tea tree oil helps control flaking while Shea butter helps restore the sheen and softness of hair. It is designed to be an effective supplement to our shampoo, and is readily biodegradable.

•
Shampoo:  Hijiki Seaweed is included to remove residue deposited on hair and provide nutrients to the hair and scalp. Coconut and jojoba oils add moisture and shine to hair. Soy milk and honey proteins provide additional nutrients and softening.  Aloe vera acts as an emollient to promote healing to dry or damaged hair. This shampoo is mild, and promotes clean hair with shine and manageability.

•
Shower Gel:  This gentle, exfoliating gel is contains seaweed, sea salt and clay to nourish skin by leeching toxins. This mild, soap-free body cleanser was developed to exfoliate and smooth skin with coconut oil, aloe vera, and vitamin E. Honey naturally inhibits bacteria growth. The essential oils of spearmint and eucalyptus provide aromatherapy benefits and cool the skin. The lather softens skin without leaving a residue. This gel is marketed as providing the benefits of a spa experience at home.

•
Lip Balm:  This balm contains natural ingredients intended to provide optimal benefits in lip nourishing and conditioning. Green tea is a natural antioxidant, and Shea butter contains vitamins A, E, and F.  This balm penetrates deeply to soften and smooth skin. Grapeseed extract and vitamin E provide antioxidant and anti-wrinkle benefits. Aloe vera further promotes healthy skin. A blend of essential oils of orange, sandlewood, clary sage, Moroccan rose, jasmine absolute, yarrow, tanacetum, ylang ylang, & vetiver is included to provide aromatherapy benefits.

Plan of Operations

Product Development

We have completed development of and have a contract with a manufacturer of personal care products to produce a series of men’s organic personal care products. We have developed a customized formula for our Products designed for sale in the luxury segment of the personal care product market. Initially, our products are expected to be sold exclusively online at www.ArthurKaplanCosmetics.com.  We expect our products to be available over the counter in the next twelve months, although a definitive launch date has yet to be determined. We feel that our final Products will compete effectively in the marketplace due to their quality, certified organic ingredients, aromatherapy benefits, and highly effective performance relative to similar products in the marketplace.

USDA Certification

In order to display the USDA organic seal, foods must be grown, raised, harvested, & processed without the use of synthetics, irradiation, chemicals, preservatives, genetically modified organisms, & pesticides according to the USDA National Organic Standards.  Only products, which are certified at either 100% organic or 95-100% organic can display the USDA seal.  Both the grower and processor must be certified & inspected annually by an agency (certifier) accredited to the USDA.  The USDA seal is the assurance that products, which claim to be organic, meet these rigorous standards.

We intend to become independently certified by submitting an application to the Oregon Tilth Certified Organic (OTCO). The application for certification doubles as an Organic System Plan, the foundation of organic certification. Our plan will include a description of our products/services requested for certification, how we keep record, pest and disease management practices, and the methods we will use to prevent contamination. A trained organic inspector, familiar with our type of operation, will then contact us to schedule an annual inspection visit. The inspector will examine each component of our operation to verify our plan is an accurate description of organic standards compliance and will summarize his or her findings during an exit interview. These inspections are said to typically last 3–5 hours, depending on the complexity of the operation.  Once completed, OTCO will conduct a review of our application and the inspector’s report to evaluate compliance with the organic standards. Then a summary is presented to the Application Review Committee that makes the final certification decision. OTCO will then notify us of the certification decision, which may note items that require clarification or correction prior to completing certification.  Our proposed resolutions for any minor points of noncompliance will be promptly reviewed by OTCO. If these are cleared, the operation is approved for organic certification.  OTCO will then send us its organic certificate. The certificate is a legal document identifying the company’s name and address, category of certification, and the company’s certified organic products/services. If we are approved, our organic certification will remains in effect until surrendered, suspended, or revoked and will need to be updated annually.

Until we are independently certified, we have an agreement with Sensibility Soaps, Inc. to pack our products under its USDA certification.

Manufacturing

We have a contract with a manufacturer of personal care products to produce a series of men’s organic personal care products.  Initial production has begun, and we have received a commercial batch of each product, bottle and package for final approval.  Additionally, we have completed the process of choosing all the peripheral items involved in the manufacturing and marketing process, including:

•	Shape and size of the product containers
•	Types of caps
•	Packaging
•	Logo and label designs
•	Unit cartons

Sales and Distribution Strategy

Our goal is for our organic personal care product line for men to become a leading product line in the personal care product marketplace. In order to achieve our goal, we intend to increase awareness of our Product with potential customers, who we anticipate will be department stores as wholesale customers and men as end users. We intend to do this by engaging in the following:

•
Attending national and regional personal care product promotional events and conferences. There are events and conferences managed by regional and central institutions and organizations to promote personal care related products. We plan to attend a number of events attended by luxury personal care product merchants and representatives in order to further expose our product. These events will include trade meetings, promotional events, seminars, and conferences, which are heavily attended by luxury personal care products wholesalers and representatives, in order to further expose our Products.

•
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to wholesalers and major department stores. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

•
Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product.  We have recently developed our online store regarding distribution.  We are in the process of defining the launch schedule and the promotional events that will surround it.  Initially, our products are expected to be sold exclusively online at www.ArthurKaplanCosmetics.com. If we are able to establish a steady level of sales through our website, we anticipate that other distribution avenues will be more readily available.

Intellectual Property Protection

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts, and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and product design. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend to use the services of our management to sell our Product.

In the event we hire sales personnel, we do not intend to do so in the next twelve months unless our revenues are enough to absorb the cost of these personnel.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three and six months ended June 30, 2008

We did not earn any revenues from inception on June 25, 2007 through the period ending June 30, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our Products or, if revenues are earned, that we will be profitable.

We incurred expenses (including operating expenses and interest expense) and net losses in the amounts of $0 and $33,234 for the periods from our inception on June 25, 2007 through June 30, 2007 and 2008, respectively.  We incurred expenses and net losses and in the amounts of $2,700 during the three months periods ended June 30, 2008, and in the amount of $3,327 in the six months ended June 30, 2008. Our operating expenses from inception through June 30, 2008 consisted entirely of general and administrative expenses. We have also incurred interest expenses, which had contributed to our net losses. Our losses are attributable to our expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the sale of our Products.

Liquidity and Capital Resources

As of June 30, 2008, we had current assets, consisting entirely of cash, of $68, current liabilities of $27,292, and a working capital deficit of $27,224. Our cash on hand will not allow us to cover our anticipated expenses for the next twelve months and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any revenues. We will require additional financing to sustain our business operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our Operating Activities used $30,942 in cash during the period from Inception through September 30, 2008 and $2,077 in cash during the six months ended September 30, 2008. Our net losses during the periods were the primary components for the negative cash flow. Financing Activities generated $31,010 in cash during the period from Inception through September 30, 2008 and $0 in cash during the six months ended September 30, 2008. No cash was generated or used by Investing Activities during either period.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have an accumulated deficit of $33,234 as of June 30, 2008.  We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

We anticipate that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position ourselves so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Arthur Kaplan. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	ByLaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Current Report on Form S-1 filed with the Securities and Exchange Commission on June 26, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arthur Kaplan Cosmetics, Inc.
Date:	November 12, 2008

By:        /s/ Arthur Kaplan
             Arthur Kaplan
Title:    President, Chief Executive Officer, Principal Executive
             Officer, Chief Financial Officer, Principal Financial Officer,
             Principal Accounting Officer and Director