Form 10-Q
period 2008-09-30
ARTHUR KAPLAN COSMETICS INC
filed 2008-11-14
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer                                                                [ ] Accelerated filer
[ ] Non-accelerated filer                                                                [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  15,100,000 common shares as of September 30, 2008

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2008 (unaudited), and December 31, 2007 (audited);
F-2
Statements of Operations for the three and nine months ended September 30, 2008, for the three months ended September 30, 2007, and for the periods from Inception on June 25, 2007 through September 30, 2007 and 2008 (unaudited);

F-3	Statements of Stockholder’s Equity from inception on June 25, 2007 through September 30, 2008 (unaudited);
F-4
Statements of Cash Flows for the nine months ended September 30, 2008, for the period from Inception on June 25, 2007 through September 30, 2007, and for the period from Inception on June 25, 2007 through September 30, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$566	$2,145

Total Current Assets	566	2,145

TOTAL ASSETS	$566	$2,145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Related party payables	$29,500	$25,000
Accrued interest payable	2,955	1,042

Total Current Liabilities	32,455	26,042

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 100,000,000 shares authorized, 15,100,000 shares issued	15,100	15,100
Additional paid-in capital (deficit)	(9,090)	(9,090)
Deficit accumulated during the development stage	(37,899)	(29,907)

Total Stockholders' Equity (Deficit)	(31,889)	(23,897)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$566	$2,145

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	From Inception on June 25, 2007 Through September 30, 2007	From Inception on June 25, 2007 Through September 30, 2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	4,002	26,540	6,079	26,540	34,944

Total Operating Expenses	4,002	26,540	6,079	26,540	34,944

INCOME (LOSS) FROM OPERATIONS	(4,002)	(26,540)	(6,079)	(26,540)	(34,944)

OTHER EXPENSES

Interest expense	(663)	-	(1,913)	-	(2,955)

Total Other Expenses	(663)	-	(1,913)	-	(2,955)

NET LOSS BEFORE INCOME TAXES	(4,665)	(26,540)	(7,992)	(26,540)	(37,899)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(4,665)	$(26,540)	$(7,992)	$(26,540)	$(37,899)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,100,000	15,100,000	15,100,000	15,100,000

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, June 25, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.01 per share	10,100,000	10,100	(9,090)	-	1,010

Shares issued for cash at $0.01 per share	5,000,000	5,000	-	-	5,000

Net loss since inception through December 31, 2007	-	-	-	(29,907)	(29,907)

Balance, December 31, 2007	15,100,000	15,100	(9,090)	(29,907)	(23,897)

Net loss for the nine months ended September 30, 2008	-	-	-	(7,992)	(7,992)

Balance, September 30, 2008	15,100,000	$15,100	$(9,090)	$(37,899)	$(31,889)

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2008	From Inception on June 25, 2007 Through September 30, 2007	From Inception on June 25, 2007 Through September 30, 2008

OPERATING ACTIVITIES

Net loss	$(7,992)	$(26,540)	$(37,899)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Changes in operating assets and liabilities:
Changes in accrued interest payable	1,913	-	2,955

Net Cash Used in Operating Activities	(6,079)	(26,540)	(34,944)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payables	4,500	25,000	29,500
Common stock issued for cash	-	4,900	6,010

Net Cash Provided by Financing Activities	4,500	29,900	35,510

NET DECREASE IN CASH	(1,579)	3,360	566

CASH AT BEGINNING OF PERIOD	2,145	-	-

CASH AT END OF PERIOD	$566	$3,360	$566

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008 and December 31, 2007

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $37,899 as of September 30, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Results of Operations for the three and nine months ended September 30, 2008

We did not earn any revenues from inception on June 25, 2007 through the period ending September 30, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our Products or, if revenues are earned, that we will be profitable.

We incurred expenses (including operating expenses and interest expense) and net losses in the amounts of $26,540 and $37,899 for the periods from our inception on June 25, 2007 through September 30, 2007 and 2008, respectively.  We incurred expenses and net losses and in the amounts of $26,540 and $4,665 during the three months periods ended September 30, 2007 and 2008, respectively. We incurred expenses and net losses in the amount of $7,992 in the nine months ended September 30, 2008. Our operating expenses from inception through September 30, 2008 consisted entirely of general and administrative expenses. We have also incurred interest expenses, which had contributed to our net losses. Our losses are attributable to our expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the sale of our Products.

Liquidity and Capital Resources

As of September 30, 2008, we had current assets, consisting entirely of cash, of $566, current liabilities of $32,455, and a working capital deficit of $31,889. Our cash on hand will not allow us to cover our anticipated expenses for the next twelve months and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any revenues. We will require additional financing to sustain our business operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our Operating Activities used $34,944 in cash during the period from Inception through September 30, 2008 and $6,079 in cash during the nine months ended September 30, 2008. Our net losses during the periods were the primary components for the negative cash flow. Financing Activities generated $35,510 in cash during the period from Inception through September 30, 2008 and $4,500 in cash during the nine months ended September 30, 2008. No cash was generated or used by Investing Activities during either period.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have an accumulated deficit of $37,899 as of September 30, 2008.  We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Arthur Kaplan. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

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