Form 10-K
period 2008-12-31
ARTHUR KAPLAN COSMETICS INC
filed 2009-03-30
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-151960

Arthur Kaplan Cosmetics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0429687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

56C Page Street Gahanna, Ohio	43230
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 614-596-1586
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  15,100,000 shares as of March 26, 2009

 PART I
Item 1.   Business

Recent Developments

We were incorporated as “Arthur Kaplan Cosmetics, Inc.” (“AKC”) on June 25, 2007, in the State of Nevada. Our principal offices are located at 56C Page Street, Gahanna, OH 43230, and our telephone number is (614) 596-1586.

Our original plan of operations was to engage in the business of developing, manufacturing, and selling organic personal care products (our “Products”) specifically for men. We have currently limited our operations under this business model to pursue negotiations of a potentially more promising business opportunity for our company.  We recently have been conducting due diligence of a private oil and gas company known as Plantation Exploration, Inc. (“Plantation”), based out of Texas.  We have not entered into any binding agreements with the company, but we believe a business combination could come to fruition within the coming weeks.  We have formed a wholly-owned subsidiary, known as Plantation Acquisition, Inc., a Nevada corporation, in anticipation of the proposed business combination with Plantation.  If we decide to proceed with the business combination, we will likely structure the deal as a reverse merger with Plantation Acquisition merging with and into Plantation, the private Texas entity.  Plantation would become our wholly-owned subsidiary at the end of the transaction.

We are still conducting due diligence of Plantation, so we are not able to say as of the date of this Annual Report whether or not we will proceed with the merger.  In the event that we are able to reach such an agreement, we will re-focus our operations and follow a plan centering in the oil and gas industry, specifically Plantation’s line of business. In the meantime, however, we have limited our operations in men’s personal care products and we have focused our efforts on determining whether to proceed with Plantation.  If we are unable to acquire Plantation, for whatever reason, we intend to pursue our original business plan, as set forth in the balance of this Annual Report.

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

Competition

We compete with a number of established manufacturers, importers, and distributors who sell organic, luxury skin care products to men. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

•
Burt’s Bees: We consider Burt Bee’s to be our closest competitor in terms of Products offered.  They offer a natural line of products that reflects our product concept and closely resembles our proposed product line. The concept and creation of the Burt’s Bees product line, like ours, is an extrapolation on the benefits of the antioxidants, polyphenols, and organic and natural ingredients. Burt’s Bees has two significant advantages over usin the marketplace at this time: (a) they have been on the market for over a decade and have grown to be a global brand with distribution outlets all over the world; and (b) they serve a larger target audience with a lower price point than we anticipate.  According to a January 2008 article published in E/The Environmental Magazine, Burt's Bees has gone from a small-time beeswax candle business to a $250 million-per-year top-grossing manufacturer of natural-care products (lip care, hair care, foot care, baby care, pregnant mother care).

•
Terressentials:  This company hand-crafts a wide range of certified organic products: skin care, hair care, baby products, and other goods made with certified organic herbs and certified organic essential oils.  They only use ingredients that the USDA permits in certified organic food.  Instead of stearic acid or cetyl alcohol, they use certified organic cocoa butter and certified organic shea butter.  Instead of ammonium lauryl sulfate or decyl polyglucose, they use mild, cold-process castile soap made from certified organic olive oil.

•
JASON Natural Products, a subsidiary of Hain Celestial Group:  JASON Natural Products claims to be “the leading purveyor of pure and natural products for skin, body, hair and oral health for the whole family, giving consumers effective, environmentally-friendly alternatives to mass-produced, synthetic chemical products since 1959.”  Their line features over 200 products that they advertise “contain the finest food-grade, natural, organic and nutritional ingredients that deliver topical benefits to the hair and skin.”

•
EO:  This acronym stands for Essential Oils.  EO promotes that they “blend only pure essential oils with other plant-based ingredients to create natural personal care products that awaken & delight your senses.”

•
Dr. Bronner's and Sun Dog's Magic:  Certified to National Organic Standards, their products are based on pure organic oils, free of petrochemically modified ingredients and preservatives.  They offer a variety of products, including lotions, body balms and lip balms.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product area. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

Now that we have determined the final formulas for our Product line, we intend to file a patent on each of our unique mixtures. We will apply for patent protection and/or copyright protection in the United States.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark, patent, and copyright laws to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

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

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the personal care product industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our Product in the United States is not subject to special regulatory and/or supervisory requirements.

Employees

The Company appointed Arthur Kaplan as our Chief Executive Officer and President. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. On July 29, 2008, the board of directors appointed Yuriy Kolstov to act as our Secretary. We do not have any other employees at this time.

Research and Development Expenditures

We have incurred $0 in research or development expenditures since our incorporation.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at 56C Page Street, Gahanna, Ohio 43230.  We have no materially important physical properties.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AKPN.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	0.50	0.18
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2008, we had 15,100,000 shares of our common stock issued and outstanding, held by 29 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Recent Sales of Unregistered Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

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

Results of Operations for the three and nine months ended September 30, 2008

We did not earn any revenues from inception on June 25, 2007 through the period ending December 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our Products or, if revenues are earned, that we will be profitable.

We incurred expenses (including operating expenses and interest expense) and net losses in the amounts of $29,907 and $40,922 for the periods from our inception on June 25, 2007 through December 31, 2007 and 2008, respectively.  We incurred expenses and a net loss of $11,015 during the year ended December 31, 2008. Our operating expenses from inception through September 30, 2008 consisted entirely of general and administrative expenses. We have also incurred interest expenses, which had contributed to our net losses. Our losses are attributable to our expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the sale of our Products.

Liquidity and Capital Resources

As of December 31, 2008, we had current assets, consisting entirely of cash, of $540, current liabilities of $35,452, and a working capital deficit of $34,912. Our cash on hand will not allow us to cover our anticipated expenses for the next twelve months and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any revenues. We will require additional financing to sustain our business operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our Operating Activities used $34,970 in cash during the period from Inception through December 31, 2008 and $6,105 in cash during the year ended December 31, 2008. Our net losses during the periods were the primary components for the negative cash flow. Financing Activities generated $35,510 in cash during the period from Inception through December 31, 2008 and $4,500 in cash during the year ended December 31, 2008. No cash was generated or used by Investing Activities during either period.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $40,922 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.
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

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Arthur Kaplan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2008 and their present positions.

Name	Age	Position Held with the Company
Arthur Kaplan 56C Page Street Gahanna, OH 43230	22	President, Treasurer, and Director
Yuriy Koltsov 56C Page Street Gahanna, OH 43230	26	Secretary

Set forth below is a brief description of the background and business experience of executive officers and directors.

Arthur Kaplan.  Arthur Kaplan is our President and Treasurer and sole director. Mr. Kaplan has been involved in the medical field since 2002, working doctor's offices, the OSU Medical Center, and eventually conducting research for the Biological Sciences and Arthur G. James Cancer Hospital & Richard J. Solove Research Institute until 2007 in the field of microbiology.  Mr. Kaplan is a student at The Ohio State University double majoring in Molecular Genetics Pre-Med track & Business Administration.  He has also worked as an Investor Relations Representative, Marketing Assistant, and Demographic Scientist since 2006 in a medical environment.  His education and experience in genetics, biology, and business have been significant factors in the development and marketing of our Product line.

Yuriy Koltsov.  Yuriy Koltsov is currently a student at Ohio State University in Columbus, Ohio studying Molecular Genetics.  From May 2008 to the present, Mr. Kolstov serves as an intern for the City of Columbus Division of Power in Columbus.  From January 2004 to July 2008, he worked as Sales & Marketing Manager for Koulian Jewelers in Gahanna Ohio.  From September 2005 to January 2007, he worked as a Cancer Genetics Researcher at the Arthur G. James Cancer Hospital & Richard J. Solove Research Institute in Columbus, Ohio.  He began his career in 2002 working for a medical agency as an Executive Office Assistant, handling all meetings and required daily documents.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

All proceedings of our sole director for the year ended December 31, 2008 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director.  Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. There has been no need to delegate functions to these committees due to the fact that our operations are at a very early stage to justify the effort and expense of creating and maintaining these committees.

Code of Ethics

As of December 31, 2008, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our two officers. We anticipate that we will adopt a code of ethics once we commence operations.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Kaplan, President, Treasurer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Yuriy Koltsov, Secretary	2008 2007	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a

Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Arthur Kaplan, President and Treasurer	-	-	-	-	-	-	-	-	-
Yuriy Koltsov, Secretary	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Kaplan	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 15,100,000 Shares of Common Stock issued and outstanding as of December 31, 2008. Addresses for all of the individuals listed in the table below are c/o 56C Page Street, Gahanna, Ohio 43230

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Arthur Kaplan	Common Stock	10,100,000	66.89%
Yuriy Kostslav	Common Stock	0	0%
DIRECTORS AND OFFICERS – TOTAL	Common Stock	10,100,000	66.89%

5% SHAREHOLDERS
NONE	Common Stock

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as provided below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

We received a loan from our officer and director in the amount of $25,000 in the form of a convertible demand promissory note.  The note bears interest at 10% per annum and is convertible into shares of our common stock at an exercise price of $0.01 per share.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$3,000	$0	$0	$0
2007	$3,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007;
F-3	Statements of Operations for the year ended December 31, 2008, and the periods from inception to December 31, 2007, and from inception to December 31, 2008;
F-4	Statement of Stockholders’ Equity for period from inception to December 31, 2008;
F-5	Statements of Cash Flows for the year ended December 31, 2008, and the periods from inception to December 31, 2007, and from inception to December 31, 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Moore & Associates, Chartered, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on June 26, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Arthur Kaplan Cosmetics, Inc.

By:	/s/ Arthur Kaplan
Arthur Kaplan President, Treasurer, and Director
March 27, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Arthur Kaplan
Arthur Kaplan President, Treasurer, and Director
March 27, 2009

By:	/s/ Yuriy Kostov
Yuriy Kostsov, Secretary
March 27, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arthur Kaplan Cosmetics, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Arthur Kaplan Cosmetics, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, and from inception on June 25, 2007 through December 31, 2007, and from inception on June 25, 2007 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arthur Kaplan Cosmetics, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, and from inception on June 25, 2007 through December 31, 2007, and from inception on June 25, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $40,922 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 20, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007
CURRENT ASSETS

Cash	$540	$2,145

Total Current Assets	540	2,145

TOTAL ASSETS	$540	$2,145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,258	$-
Related party payables	29,500	25,000
Accrued interest payable	3,694	1,042

Total Current Liabilities	35,452	26,042

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 100,000,000 shares authorized at par value of $0.001, 15,100,000 shares issued and outstanding	15,100	15,100
Additional paid-in capital (deficit)	(9,090)	(9,090)
Deficit accumulated during the development stage	(40,922)	(29,907)

Total Stockholders' Equity (Deficit)	(34,912)	(23,897)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$540	$2,145

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COMETICS, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2008	From Inception on June 25, 2007 Through December 31, 2007	From Inception on June 25, 2007 Through December 31, 2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	8,363	23,897	32,260

Total Operating Expenses	8,363	23,897	32,260

INCOME (LOSS) FROM OPERATIONS	(8,363)	(23,897)	(32,260)

OTHER EXPENSES

Interest expense	(2,652)	(6,010)	(8,662)

Total Other Expenses	(2,652)	(6,010)	(8,662)

LOSS BEFORE INCOME TAXES	(11,015)	(29,907)	(40,922)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(11,015)	$(29,907)	$(40,922)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,100,000	15,100,000

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, inception, June 25, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.01 per share	10,100,000	10,100	(9,090)		1,010

Common stock issued for cash at $0.01 per share	5,000,000	5,000			5,000

Net loss for the period ended December 31, 2007	-	-	-	(29,907)	(29,907)

Balance, December 31, 2007	15,100,000	15,100	(9,090)	(29,907)	(23,897)

Net loss for the year ended December 31, 2008	-	-	-	(11,015)	(11,015)

Balance, December 31, 2008	15,100,000	$15,100	$(9,090)	$(40,922)	$(34,912)

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2008	From Inception on June 25, 2007 Through December 31, 2007	From Inception on June 25, 2007 Through December 31, 2008

OPERATING ACTIVITIES

Net loss	$(11,015)	$(29,907)	$(40,922)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	-	-	-
Changes to operating assets and liabilities:
Changes in accounts payable	2,258	-	2,258
Changes in accrued interest payable	2,652	1,042	3,694

Net Cash Used in Operating Activities	(6,105)	(28,865)	(34,970)

INVESTING ACTIVITIES

Purchase of property and equipment	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payables	4,500	25,000	29,500
Proceeds from common stock issued	-	6,010	6,010

Net Cash Provided by Financing Activities	4,500	31,010	35,510

NET DECREASE IN CASH	(1,605)	2,145	540

CASH AT BEGINNING OF PERIOD	2,145	-	-

CASH AT END OF PERIOD	$540	$2,145	$540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Arthur Kaplan Cosmetics, Inc. (the Company) was incorporated in the State of Nevada on June 25, 2007. The Company was incorporated to engage in the business of the development, production, and distribution of cosmetic products.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2008 and 2007.

	For the Year Ended December 31, 2008	From Inception on June 25, 2007 Through December 31, 2007
Loss (numerator)	$(11,015)	$(29,907)
Shares (denominator)	15,100,000	15,100,000
Per share amount	$(0.00)	$(0.00)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2008	December 31, 2007
Income tax expense at statutory rate	$(4,296)	$(11,663)
Valuation allowance	4,296	11,663
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL carryover	$15,959)	$11,663
Valuation allowance	(15,959)	(11,663)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $40,922 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Stock-based compensation.
As of December 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice.

ARTHUR KAPLAN COSMETICS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

2.           COMMON STOCK
During the fiscal year ended December 31, 2007, the Company issued 15,100,000 shares of its common stock for cash at $0.001 per share.

On May 29, 2008, the Company’s common stock was forward split on a 10 shares for 1 share basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

3.           GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $40,922 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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