Form 10-Q
period 2009-03-31
Savoy Energy Corp
filed 2009-05-20
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-151960

Savoy Energy Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	26-0429687
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11200 Westheimer, Suite 900 Houston, TX 77042
(Address of principal executive offices)

713.243.8788
(Issuer’s telephone number)

________________________________________________________
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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 7,000,000 common shares as of March 31, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to March 31, 2009 (unaudited)

F-4	Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2007 (unaudited);

F-5	Notes to Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
CURRENT ASSETS	(unaudited)
Cash	$-	$-
Accrued production revenues	17,044	21,022

Total Current Assets	17,044	21,022

PROPERTY AND EQUIPMENT, net	96,668	99,080
OIL AND GAS PROPERTIES, full cost method
Costs subject to amortization	540,983	554,421
Costs not subject to amortization	-	-

Oil and Gas Properties, net	540,983	554,421

TOTAL ASSETS	$654,695	$674,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$222,912	$206,244
Notes payable	450,000	420,000
Bank overdraft	8,834	20,629

Total Current Liabilities	681,746	646,873

NON-CURRENT LIABILITIES
Asset retirement obligation	9,296	9,102

TOTAL LIABILITIES	691,042	655,975

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 100,000,000 shares authorized at $0.0001 par value, 7,000,000 and 5,000,000 shares issued and outstanding, respectively	7,000	5,000
Additional paid-in capital	29,000	31,000
Accumulated deficit	(72,347)	(17,452)

Total Stockholders' Equity (Deficit)	(36,347)	18,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$654,695	$674,523

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

REVENUES

Oil and gas revenues	$15,464	$61,606
Lease operating expenses	18,841	148,249
Depreciation and depletion	16,044	19,674

Gross Loss	(19,421)	(106,317)

OPERATING EXPENSES

Professional fees	5,260	27,909
General and administrative	28,146	-

Total Operating Expenses	33,406	27,909

LOSS FROM OPERATIONS	(52,827)	(134,226)

OTHER INCOME (EXPENSES)

Interest expense	(2,068)	-
Gain (loss) on sale of assets	-	141,616

Total Other Income (Expenses)	(2,068)	141,616

NET LOSS BEFORE INCOME TAXES	(54,895)	7,390

Income tax expense	-	-

NET LOSS	$(54,895)	$7,390

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Statements of Stockholder's Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit/ Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2007	5,000,000	$5,000	$31,000	$341,099	$377,099

Net (loss) for the year ended December 31, 2008	-	-	-	(358,551)	(358,551)

Balance, December 31, 2008	5,000,000	5,000	31,000	(17,452)	18,548

Shares issued in recapitalization	2,000,000	2,000	(2,000)	-	-

Net (loss) for the three months ended March 31, 2009	-	-	-	(54,895)	(54,895)

Balance, March 31, 2009	7,000,000	$7,000	$29,000	$(72,347)	$(36,347)

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

OPERATING ACTIVITIES

Net loss	$(54,895)	$28,412
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	16,044	19,674
(Gain) loss on sale of assets	-	(141,616)
Changes in operating assets and liabilities
Change in bank overdraft	(11,795)	-
Change in accrued production revenues	3,978	5,975
Change in accounts payable
and accrued expenses	16,668	39,774
Net Cash Provided by
(Used in) Operating Activities	(30,000)	(47,781)

INVESTING ACTIVITIES

Sale of property and equipment	-	152,632
Purchase of property and equipment	-	(9,009)
Net Cash Provided by
(Used in) Investing Activities	-	143,623

FINANCING ACTIVITIES

Repayment of notes payable	-	-
Proceeds from notes payable	30,000	-
Net Cash Provided by
(Used in) Financing Activities	30,000	-

NET INCREASE IN CASH	-	95,842

CASH AT BEGINNING OF PERIOD	-	22,626

CASH AT END OF PERIOD	$-	$118,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$68	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
March 31, 2009 and December 31, 2008

1.      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 200 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $36,347 as of March 31, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

3.       MERGER

On March 31, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plantation Exploration, Inc., a privately held Texas corporation (“Plantation Exploration”), and Plantation Exploration Acquisition, Inc. (“Acquisition Sub”), the Company’s newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Acquisition Sub merged with and into Plantation Exploration (the “Merger”) on April 2, 2009, with the filing of articles of merger with the Texas secretary of state.  As a result of the Merger, Plantation Acquisition no longer exists and Plantation Exploration became the Company’s wholly-owned subsidiary.

Subsequently, on April 3, 2009, the Company merged with another wholly-owned subsidiary, known as Savory Energy Corporation, in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed the Company’s name to Savoy Energy Corporation.

In addition, pursuant to the terms and conditions of the Merger Agreement

§
The sole shareholder of all of the capital stock of Plantation Exploration issued and outstanding immediately prior to the closing of the Merger exchanged his shares into 2,000,000 shares of the Company’s common stock. As a result, the sole shareholder of Plantation Exploration received 2,000,000 newly issued shares of the Company’s common stock.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
March 31, 2009 and December 31, 2008

§
Our board of directors was reconstituted to consist of Arthur Bertagnolli who, prior to the Merger, was the sole director of Plantation Exploration.  In connection with such, we entered into an employment agreement (“Employment Agreement”) with Mr. Bertagnolli to serve as CEO and director of our company.  The terms of the Employment Agreement are set forth below.

§
We entered into a non-competition and non-solicitation agreement (“Non-Competition and Non-Solicitation Agreement”) with Mr. Bertagnolli.  The terms of the Non-Competition and Non-Solicitation Agreement are set forth below.

Employment Agreement

Pursuant to the terms and conditions of the Employment Agreement:

§
Mr. Bertagnolli will serve as President, CEO, Chairman and sole director of the Company and Plantation Exploration. The Company agreed to compensate Mr. Bertagnolli $14,000 per month for the first 12 months and $20,000 per month for the second 12 month period.

§
Mr. Bertagnolli will receive a stock bonus from the Company for meeting certain criteria, including: (i) 750,000 shares of our common stock if our company generates 100 barrels of oil per day in 180 days; (ii) 750,000 shares of our common stock if our company generates 300 or more barrels of oil per day in 365 days; and (iii) 1,000,000 shares of our common stock if our company completes a lease with reserves equal to 35,000,000 or more barrels of oil.

§
Within 15 days after our second and fourth fiscal quarters, the Company will pay to Mr. Bertagnolli a cash bonus equal to 3% of our net revenues for the just completed and prior fiscal quarter, and each subsequent second and fourth quarter thereafter.

§
The Company will pay Mr. Bertagnolli a cash bonus of 5% of the net proceeds of any sale of our company to any larger oil and gas company, with an additional 5% if Mr. Bertagnolli secures the purchaser.

§
The Company agreed to issue Mr. Bertagnolli options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement. The Company further agreed to issue Mr. Bertagnolli options to purchase up to 5% of our outstanding common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement.

§	The Company agreed to further compensate Mr. Bertagnolli in the event we are able to raise capital in connection with a private placement.

§	Mr. Bertagnolli can only be terminated for cause.

Non-Competition and Non-Solicitation Agreement

Pursuant to the terms of the non-competition and non-solicitation agreement:

§	Mr. Bertagnolli shall not engage any in business that competes with the Company’s business in the United States of America during the two year period beginning with the execution of the agreement.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
March 31, 2009 and December 31, 2008

§	Mr. Bertagnolli will not solicit any employee, customer or potential customer of the Company that he comes in contact with during two year period beginning with the execution of the agreement.

Stock Purchase Agreement

Immediately following the closing of the Merger, in a separate transaction, the Company’s former Chief Executive Officer and sole director, Mr. Arthur Kaplan, agreed to purchase the Company’s former cosmetics business in exchange for the cancellation and return all of his common stock into treasury and the forgiveness of debts owed to him. Specifically, in the stock purchase agreement, Mr. Kaplan retired 10,100,000 shares of the Company’s common stock and forgave the Company $33,194 in related party payables in exchange for our prior business of developing, manufacturing, and selling organic personal care products specifically for men and any assets that relate to that business.

The shareholder of Plantation Exploration, Inc. became the controlling shareholder of the Company following the merger. Accordingly, the transaction is accounted for as a recapitalization of Plantation Exploration, Inc. The transaction is accounted for as a reverse merger and the historical financial statements of Plantation Exploration, Inc. are presented as those of the Company.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Overview

We were incorporated as “Arthur Kaplan Cosmetics, Inc.” (“Kaplan”) on June 25, 2007, in the State of Nevada for the purpose of developing, manufacturing, and selling organic personal care products specifically for men. Our products were made from natural ingredients, including food-grade vegetable oils, and we promoted them as 100% USDA Certified Organic at a high price point.

However, we recently determined that our current working capital was not sufficient to enable us to implement our business plan. Accordingly, on March 31, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plantation Exploration, Inc., a privately held Texas corporation (“Plantation Exploration”), and Plantation Exploration Acquisition, Inc. (“Acquisition Sub”), our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Acquisition Sub merged with and into Plantation Exploration (the “Merger”) on April 2, 2009, with the filing of articles of merger with the Texas secretary of state.  As a result of the Merger, Plantation Acquisition no longer exists and Plantation Exploration became our wholly-owned subsidiary.

In consequence of entering into the Merger Agreement, we have changed our name with the Nevada Secretary of State to Savoy Exploration Corporation, effective March 31, 2009, and have determined to pursue the business plan of Plantation Exploration. We are now in the business of Re-entering, re-completing, extracting oil from, and selling oil from previously drilled wells in the United States.

Business Plan

Expand Portfolio of Wells

We currently hold leases on and are producing oil from four wells: Ali-O No.1, Rozella Kifer, Zavadil No.1, and Wright. We will continue our workover efforts on these wells, and intend to seek to duplicate our successful efforts with other wells. We intend to work closely with Forrest A. Garb & Associates, a petroleum consulting firm specializing in geological analyses of oil wells, which we have retained as a consultant. Together we plan to locate and evaluate a number of abandoned oil wells. We will determine the production potential of each well using geological evaluations including seismic data.  In addition to the four wells that we are currently operating, we have also already identified 18 other wells: two that are producing and 16 that have been abandoned but have seismic or other data indicating that they are favorable candidates for recompletion or workover.

Once we have determined which wells have the greatest production potential and are most likely to respond to our workover efforts, we will then pursue leases to gain access to those wells. When we have secured leases, we will engage in workover operations as with our previous well, primarily through horizontal drilling and acidization. We thus hope to extract and sell crude oil to Royal Dutch Shell or other large oil companies.

We are also currently in the process of becoming our own operator and plan to file a bond with the Railroad Commission of Texas to complete this course of action.  Operative cost reduction will make our product more affordable and appealing to large oil companies. We feel our final product will compete effectively in the marketplace due to the high demand for domestic oil and its low cost relative to imported oil and oil extracted from new wells in the marketplace.

Transition to Bringing Operations In-house

As discussed above, we intend to seek more oil wells that will produce oil as a result of our re-entry and workover efforts after recompletion and workover. However, because our contract operator conducts field operations for four other companies and for their own wells as well, we feel that we can operate more efficiently and respond more immediately to market and operational concerns if we bring this function in-house. Therefore, we plan to hire employees to conduct our field operations for any new wells we acquire. We feel that this will reduce our operational costs and allow us a greater level of flexibility and control than we currently experience conducting field operations through a contract operator.

In order to become our own operator, we are required to file a bond with the Railroad Commission of Texas. We intend to do this prior to hiring field employees. As our field operations increase in fiscal and operational efficiency, we intend to expand their duties to include the field operations of the four wells we currently hold. Thus, we intend to eventually replace our current field operator with our own field employees.

Results of Operations for the three months Ended March 31, 2009 and 2008

Revenues. Our total revenue reported for the quarter ended March 31, 2009 was $15,464, a decrease from $106,317 for the quarter ended March 31, 2008.  The decrease in revenues for the quarter ended March 31, 2009 from the same quarter in 2008 is attributable to decreased oil revenues.

Cost of Revenues. Our revenues are offset by our lease operating expenses and depreciation and depletion of our wells.  The cost of revenues for the quarter ended March 31, 2009 decreased to $34,885 from the same quarter in 2008 of $167,923. The decrease in our cost of revenues is attributable to the natural progression of a deleting asset. The byproduct of the deletion of production results in a decrease in costs.

Gross Loss. Gross loss for the quarter ended March 31, 2009 was $19,421, as compared with $106,317 for the same period in 2008.  The decrease in gross loss is attributable largely to a decrease in lease operating expenses.

Operating Expenses. Operating expenses increased to $33,406 for the quarter ended March 31, 2009 from $27,909 for the quarter ended March 31, 2008. Our operating expenses for the quarter ended March 31, 2009 consisted of professional fees of $5,260 and general and administrative expenses of $28,146.  Our operating expenses for the quarter ended March 31, 2008 consisted of professional fees of $27,909 with no general and administrative expenses.

Other Income (Expenses). We recorded interest expenses of $2,068 for the three ended March 31, 2009, compared with a gain on the sale of assets of $141,616 for the three months ended March 31, 2008. The increase in assets in 2008 was directly attributed to the increase in the price of oil and the decrease in lease operation expenses.

Net Income (Loss). We reported a net loss of $54,895 or $0.01 per share for the three months ended March 31, 2009 compared with income of $7,390 or $0.00 per share for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $17,044 and total assets in the amount of $654,695. Our total current liabilities as of March 31, 2009 were $691,042.  Thus, we had a working capital deficit of $673,998 as of March 31, 2009.

Operating activities used $30,000 in cash for quarter ended March 31, 2009. Our net loss of $54,895 was the primary component of our negative operating cash flow. We recorded no cash flows by investing activities during the quarter ended March 31, 2009. Cash flows provided by financing activities during the quarter ended March 31, 2009 was $30,000 consisting of proceeds from notes payable.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $36,347 as of March 31, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arthur Bertagnolli.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Merger, the previous shareholders of Plantation Exploration received 2,000,000 shares of our common stock. The 2,000,000 shares of our common stock which were issued to the former holders of common stock of Plantation Exploration on as of the effective date of the Merger were done so in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

SAVOY ENERGY CORPORATION

Date:	May 14, 2009

By: /s/Arthur Bertagnolli Arthur Bertagnolli Title: Chief Executive Officer and Chief Financial Officer