Form 10-Q
period 2009-06-30
Savoy Energy Corp
filed 2009-08-21
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,996,000 common shares as of August 11, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to June 30, 2009 (unaudited)
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2007 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Balance Sheets

ASSETS
	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash	$13,115	$-
Accrued production revenues	16,640	21,022

Total Current Assets	29,755	21,022

PROPERTY AND EQUIPMENT, net	98,785	99,080
OIL AND GAS PROPERTIES, full cost method
Costs subject to amortization	523,015	554,421
Costs not subject to amortization	-	-

Oil and Gas Properties, net	523,015	554,421

TOTAL ASSETS	$651,555	$674,523

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$214,367	$206,244
Notes payable	576,113	420,000
Bank overdraft	-	20,629

Total Current Liabilities	790,480	646,873

NON-CURRENT LIABILITIES
Asset retirement obligation	9,490	9,102

TOTAL LIABILITIES	799,970	655,975

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 100,000,000 shares authorized at $0.0001 par value, 28,996,000 and 20,000,000 shares issued and outstanding, respectively	28,996	20,000
Additional paid-in capital	754,004	16,000
Accumulated deficit	(931,415)	(17,452)

Total Stockholders' Equity (Deficit)	(148,415)	18,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$651,555	$674,523

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
REVENUES

Oil and gas revenues	$8,747	$88,516	$24,211	$150,122
Lease operating expenses	11,866	169,197	30,707	317,446
Depreciation and depletion	16,044	19,674	32,088	39,348
	-			-
Gross Loss	(19,163)	(100,355)	(38,584)	(206,672)

OPERATING EXPENSES

Professional fees	7,003	13,746	12,263	41,655
General and administrative	830,902	18,666	859,048	18,666

Total Operating Expenses	837,905	32,412	871,311	60,321

LOSS FROM OPERATIONS	(857,068)	(132,767)	(909,895)	(266,993)

OTHER INCOME (EXPENSES)

Interest expense	(2,000)	-	(4,068)	-
Gain (loss) on sale of assets	-	(186,604)	-	(44,988)

Total Other Income (Expenses)	(2,000)	(186,604)	(4,068)	(44,988)

NET LOSS BEFORE INCOME TAXES	(859,068)	(319,371)	(913,963)	(311,981)

Income tax expense	-	-	-	-

NET LOSS	$(859,068)	$(319,371)	$(913,963)	$(311,981)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)	$(0.03)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,000,000	20,000,000	28,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated Deficit/Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2007	20,000,000	$20,000	$16,000	$341,099	$377,099

Net (loss) for the year ended December 31, 2008	-	-	-	(358,551)	(358,551)

Balance, December 31, 2008	20,000,000	20,000	16,000	(17,452)	18,548

Shares issued in recapitalization (unaudited)	8,000,000	8,000	(8,000)	-	-

Shares issued for services at	996,000	996	746,004	-	747,000

Net (loss) for the six months ended June 30, 2009 (unaudited)	-	-	-	(913,963)	(913,963)

Balance, June 30, 2009 (unaudited)	28,996,000	$28,996	$754,004	$(931,415)	$(148,415)

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

OPERATING ACTIVITIES

Net loss	$(913,963)	$(311,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	32,088	-
(Gain) loss on sale of assets	-	44,988
Common stock issued for services	747,000	-
Changes in operating assets and liabilities
Change in accrued production revenues	4,382	-
Change in accounts payable and accrued expenses	8,124	94,090
Net Cash Provided by (Used in) Operating Activities	(122,369)	(172,903)

INVESTING ACTIVITIES	-	-

Sale of property and equipment	-	152,632
Purchase of property and equipment	-	(9,009)
Net Cash Provided by (Used in) Investing Activities	-	143,623

FINANCING ACTIVITIES

Repayment of bank overdraft	(20,629)	-
Proceeds from bank overdraft	-	6,654
Proceeds from notes payable	156,113	-
Net Cash Provided by (Used in) Financing Activities	135,484	6,654

NET INCREASE IN CASH	13,115	(22,626)

CASH AT BEGINNING OF PERIOD	-	22,626

CASH AT END OF PERIOD	$13,115	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Condensed Notes to Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 and June 30, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's planned business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Condensed Notes to Financial Statements
June 30, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Condensed Notes to Financial Statements
June 30, 2009 and December 31, 2008

NOTE 4 – MERGER

NOTE 4 – MERGER

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

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Condensed Notes to Financial Statements
June 30, 2009 and December 31, 2008

NOTE 4 – MERGER (CONTINUED)

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

The Company agreed to further compensate Mr. Bertagnolli in the event we are able to raise capital in connection with a private placement. Mr. Bertagnolli can only be terminated for cause.

Non-Competition and Non-Solicitation Agreement:  Pursuant to the terms of the non-competition and non-solicitation agreement:

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

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Condensed Notes to Financial Statements
June 30, 2009 and December 31, 2008

NOTE 5 – SIGNIFICANT EVENTS

Effective June 2, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on the basis of four shares for each share issued and outstanding.  The total number of authorized shares has not been changed. The Company’s financial statements reflect the reverse stock split on a retro-active basis.

On June 4, 2009, the Company issued 996,000 shares of its common stock for services valued at $0.75 per share.

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

Overview

We are in the business of re-entering, re-completing, extracting oil, and selling oil from previously drilled wells in the United States.

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

Once we have determined which wells have the greatest production potential and are most likely to respond to our workover efforts, we will then pursue leases to gain access to those wells. When we have secured leases, we will engage in workover operations as with our previous wells, primarily through horizontal drilling and acidization. We thus hope to extract and sell crude oil to major oil companies through a third party purchaser.

During the current reporting period, we signed a letter of intent to acquire 100% of the working interest in the Wright Well in Gonzalez County, Texas from Lucas Energy, Inc., an independent crude oil and gas company.  The proposed transaction would raise our current working interest in the well by 65%, and give us full control of the producing well.  As of the date of this report  negotiations are continuing and we have not signed definitive agreements on the proposed transaction.

Also during the current reporting period, we entered into a joint venture with Masi Corp Holdings Limited and formed an oil exploration joint venture entity in Fiji, called Savoy-Masi Petroleum Corporation Limited (“Savoy-Masi”). Savoy-Masi has been designed to license properties in Fiji for oil exploration, recompletion and work-over activities. We can provide no assurance, however, that we will be able to license properties in Fiji or explore there.  Although Savoy-Masi was granted a registration to undertake gas and oil exploration in Fiji, the company is still working with The Republic of Fiji Islands Ministry of Lands & Mineral Resources' Netani Sukanaivalu to establish our business there.

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

Transition to Bringing Operations In-house

As discussed above, we intend to seek more oil wells that will produce oil as a result of our re-entry and workover efforts after recompletion and workovers. However, because our contract operator conducts field operations for other companies and for their own wells as well, we feel that we can operate more efficiently and respond more immediately to market and operational concerns if we bring this function in-house. Therefore, we plan to hire employees to conduct our field operations for any new wells we acquire. We feel that this will reduce our operational costs and allow us a greater level of flexibility and control than we currently experience conducting field operations through a contract operator.

In order to become our own operator, we are required to file a bond with the Railroad Commission of Texas. We intend to do this prior to hiring field employees. As our field operations increase in fiscal and operational efficiency, we intend to expand their duties to include the field operations of the four wells we currently hold.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Revenues. Our total revenue reported for the quarter ended June 30, 2009 was $8,747, a decrease from $88,516 for the quarter ended June 30, 2008.  Our total revenue reported for the six months ended June 30, 2009 was $24,211, a decrease from $150,122 for the six months ended June 30, 2008.  The decrease in revenues for the quarter ended June 30, 2009 from the same quarter in 2008 is attributable to decreased oil revenues.

Cost of Revenues. Our revenues are offset by our lease operating expenses and depreciation and depletion of our wells.  The cost of revenues for the quarter ended June 30, 2009 decreased to $27,910 from the same quarter in 2008 of $188,871. The cost of revenues for the six months ended June 30, 2009 decreased to $62,795 from the period in 2008 of $356,794. The decrease in our cost of revenues is attributable to the natural progression of a deleting asset. The byproduct of the deletion of production results in a decrease in costs.

Gross Loss. Gross loss for the quarter ended June 30, 2009 was $19,163, as compared with $100,355 for the same period in 2008.  Gross loss was $38,584 for the six months ended June 30, 2009, as compared with $206,672 for the same period in 2008.  The decrease in gross loss is attributable largely to a decrease in lease operating expenses.

Operating Expenses. Operating expenses increased to $830,902 for the quarter ended June 30, 2009 from $32,412 for the quarter ended June 30, 2008. Our operating expenses for the quarter ended June 30, 2009 consisted of professional fees of $7,003 and general and administrative expenses of $830,902.  Our operating expenses for the quarter ended June 30, 2008 consisted of professional fees of $13,746 with general and administrative expenses of $18,666.

Operating expenses increased to $909,895 for the six months ended June 30, 2009 from $60,321 for the six months ended June 30, 2008. Our operating expenses for the six months ended June 30, 2009 consisted of professional fees of $12,263 and general and administrative expenses of $859,048.  Our operating expenses for six months ended June 30, 2008 consisted of professional fees of $41,655 with general and administrative expenses of $18,666.

Other Income (Expenses). We recorded interest expenses of $2,000 for the three ended June 30, 2009, compared with a gain on the sale of assets of $186,604 for the three months ended June 30, 2008. We recorded interest expenses of $4,068 for the six months ended June 30, 2009, compared with a gain on the sale of assets of $44,988 for the six months ended June 30, 2008. The increase in assets in 2008 was directly attributed to the increase in the price of oil and the decrease in lease operation expenses.

Net Income (Loss). We reported a net loss of $859,068 or $0.03 per share for the three months ended June 30, 2009 compared with a net loss of $319,371 or $0.02 per share for the three months ended June 30, 2008.  We reported a net loss of $913,963 or $0.03 per share for the six months ended June 30, 2009 compared with a net loss of $311,981 or $0.02 per share for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $29,755 and total assets in the amount of $651,555. Our total current liabilities as of June 30, 2009 were $790,480.  Thus, we had a working capital deficit of $760,725 as of June 30, 2009.

Operating activities used $122,369 in cash for the six months ended June 30, 2009. Our net loss of $913,963 was the primary component of our negative operating cash flow, offset by common stock issued for services at $747,000. We recorded no cash flows by investing activities during the quarter ended June 30, 2009. Cash flows provided by financing activities during the quarter ended June 30, 2009 was $135,484 consisting of proceeds from notes payable in the amount of $156,113, offset by the repayment of a bank overdraft in the amount of $20,629.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no revenues and have generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our planned business.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arthur Bertagnolli.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the current reporting period, we issued 996,000 shares of our common stock for consulting services rendered.

The above issuance was performed in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

SAVOY ENERGY CORPORATION

Date:	August 20, 2009

By: /s/ Arthur Bertagnolli Arthur Bertagnolli Title: Chief Executive Officer and Chief Financial Officer