Form 10-Q
period 2009-09-30
Savoy Energy Corp
filed 2009-11-23
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 28,996,000 common shares as of November 10, 2009.

TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to September 30, 2009 (unaudited)

F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited);

F-5	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$4,480	$-
Accounts receivable	4,350	21,022

Total Current Assets	8,830	21,022

OIL AND GAS PROPERTIES, full cost method
Costs subject to amortization	22,432	24,168
Costs not subject to amortization	-	-

Oil and Gas Properties, net	22,432	24,168

TOTAL ASSETS	$31,262	$45,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$-	$20,629
Accounts payable and accrued expenses	222,773	206,244
Officer salary payable	84,000	-
Notes payable	611,003	420,000
Related party payables	14,655	-

Total Current Liabilities	932,431	626,244

NON-CURRENT LIABILITIES
Asset retirement obligation	9,683	9,102

TOTAL LIABILITIES	942,114	635,346

STOCKHOLDERS' EQUITY (DEFICIT)
$0.0001 par value, 28,996,000 and 20,000,000 shares issued and outstanding, respectively	28,996	20,000
Additional paid-in capital	375,574	16,000
Accumulated deficit	(1,315,422)	(646,785)

Total Stockholders' Equity (Deficit)	(910,852)	(610,785)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,262	$24,561

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES

Oil and gas revenues	$5,862	$96,940	$25,005	$247,062

OPERATING EXPENSES

Lease operating expenses	8,890	26,744	51,463	368,251
Depreciation and depletion	452	12,414	2,317	51,762
General and administrative	173,426	48,157	605,531	84,417

Total Operating Expenses	182,768	87,315	659,311	504,430

INCOME (LOSS) FROM OPERATIONS	(176,906)	9,625	(634,306)	(257,368)

OTHER INCOME (EXPENSES)

Interest expense	(6,031)	-	(34,331)	-

Total Other Income (Expenses)	(6,031)	-	(34,331)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(182,937)	9,625	(668,637)	(257,368)

Income tax expense	-	-	-	-

NET (INCOME) LOSS	$(182,937)	$9,625	$(668,637)	$(257,368)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$0.00	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,996,000	60,400,000	39,352,835	60,400,000

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA PLANTATION EXPLORATION, INC.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES

Net loss	$(668,637)	$(257,368)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	2,317	51,762
Common stock issued for services	186,750	-
Amortization of stock compensation	181,820	-
Changes in operating assets and liabilities
Accounts reveivable	16,672	5,975
Accounts payable and accrued expenses	16,529	(27,321)
Related party payables	98,655	-

Net Cash Used in Operating Activities	(165,894)	(226,952)

INVESTING ACTIVITIES

Sale of oil and gas property	-	152,633
Purchase of oil and gas property	-	(92,275)

Net Cash Provided by Investing Activities	-	60,358

FINANCING ACTIVITIES

Repayment of from bank overdraft	(20,629)	-
Repayment of demand loans	-	(200,000)
Proceeds from notes payable	191,003	390,000

Net Cash Provided by Financing Activities	170,374	190,000

NET INCREASE IN CASH	4,480	23,406

CASH AT BEGINNING OF PERIOD	-	22,626

CASH AT END OF PERIOD	$4,480	$46,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 - FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 financial statements.  As noted in the footnote, “Restated Financial Statements”, the Company discovered material errors in the December 31, 2008 financial statements and are cautioned to not relay on those financial statements until such time as they are re-audited.  The results of operations for the period ended September 30, 2009 and September 30, 2008 are not necessarily indicative of the operating results for the full year.

Certain amounts in prior periods have been reclassified to conform to current period presentation

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not had significant revenues and has generated losses from operations.

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

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and gas properties

The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves.  Such calculations include the estimated future costs to developed proved reserves.  Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of undeveloped properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.   For The Company, asset retirement obligations (“ARO”) relate to the plugging and abandonment of drilled oil and gas properties.   The amounts recognized are based upon numerous estimates including future retirement costs; future recoverable reserve quantities and reserve lives; and the credit-adjusted risk-free interest rate.

Ceiling test

In applying the full cost method, The Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of December 31, 2008 and September 30, 2009, the Company recorded an impairment expense of $674,321 (as noted in the footnote, “Restated Financial Statements”) and $-0-, respectively.

Oil and gas properties, not subject to amortization

The amortization of the oil and gas properties not classified as proved begins when the oil and gas properties become proved, or their values become impaired.   The Company assesses the realizability of its properties not characterized as proved on at least an annual basis or when there is or has been an indication that an impairment in value may have occurred.  The impairment of properties not classified as proved is assessed based on management’s intention with regard to future exploration and development of individually significant properties, and the Company’s ability to secure capital funding to finance such exploration and development.   If the result of an assessment indicates that a property is impaired, the amount of the impairment is added to the capitalized costs in its full cost pool and they are amortized over production from proved reserves.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and gas properties, not subject to amortization (continued)

As of December 31, 2008 and September 30, 2009, the carrying value of all oil and gas properties were subject to amortization.  The Company has no carrying value for properties not subject to amortization.

Revenue and cost recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Stock-Based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period.  The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS 168 (ASC 105-10),  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Subsequently, on April 3, 2009, the Company merged with another wholly-owned subsidiary, known as Savoy Energy Corporation, in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed the Company’s name to Savoy Energy Corporation.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 4 – MERGER (CONTINUED)

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

Employment Agreement
Pursuant to the terms and conditions of the Employment Agreement:

Mr. Bertagnolli will serve as President, CEO, Chairman and sole director of the Company and Plantation Exploration. The Company agreed to compensate Mr. Bertagnolli $14,000 per month for the first 12 months and $20,000 per month for the second 12 month period.  As of September 30, 2009 we have accrued $84,000 as payable to Mr. Bertagnolli for his salary.  Subsequent to September 30, 2009, we issued 400,000 shares of common stock to Mr. Bertagnolli as payment for $70,000 of his salary payable.

Mr. Bertagnolli will receive a stock bonus from the Company for meeting certain criteria, including: (i) 750,000 shares of our common stock if our company generates 100 barrels of oil per day in 180 days; (ii) 750,000 shares of our common stock if our company generates 300 or more barrels of oil per day in 365 days; and (iii) 1,000,000 shares of our common stock if our company completes a lease with reserves equal to 35,000,000 or more barrels of oil.  As of September 30, 2009, in accordance with the probability criteria for recognition under SFAS 123R (ASC 718-10), no compensation expense has been recorded.

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

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 4 – MERGER (CONTINUED)

Employment Agreement (continued)

The Company agreed to issue Mr. Bertagnolli options to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement. The fair value of the options is $242,426 which was valued using the Black-Scholes pricing model at the date of grant.  Variables used in the Black-Scholes pricing model include (1) discount rate of 1.35%, (2) expected term of 5 years, (3) expected volatility of 142% and (4) zero expected dividends.

The Company further agreed to issue Mr. Bertagnolli options to purchase up to 5% of our outstanding common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement.  The Company and Mr. Bertagnolli have since agreed that the number of options issuable under the agreement was to be 2,000,000 options under the same terms.  The fair value of the options is $484,852 which was valued using the Black-Scholes pricing model at the date of grant.  Variables used in the Black-Scholes pricing model include (1) discount rate of 1.35%, (2) expected term of 5 years, (3) expected volatility of 142% and (4) zero expected dividends.

The company expensed $90,910 of compensation expense during each of the three months ended June 30, 2009 and September 30, 2009, respectively.

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

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 4 – MERGER (CONTINUED)

Stock Purchase Agreement (continued)
The shareholder of Plantation Exploration, Inc. became the controlling shareholder of the Company following the merger. Accordingly, the transaction is accounted for as a recapitalization of Plantation Exploration, Inc. The transaction is accounted for as a reverse merger and the historical financial statements of Plantation Exploration, Inc. are presented as those of the Company.

NOTE 5 – SIGNIFICANT EVENTS

On April 1, 2009, the Company issued 3,000,000 options to purchase shares of its restricted common stock at an exercise price of $1.00.  These options vest over a 2 year period.  The Company has valued these shares using the Black-Scholes model and is amortizing a total expense of $727,278 over the 2 year vesting period. Variables used in the Black-Scholes pricing model include (1) discount rate of 1.35%, (2) expected term of 5 years, (3) expected volatility of 142% and (4) zero expected dividends.

Effective June 2, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on the basis of four shares for each share issued and outstanding (4:1 split).  The total number of authorized shares has not been changed. The Company’s financial statements reflect the reverse stock split on a retro-active basis.

On June 4, 2009, the Company issued 996,000 shares of its common stock for services which was initially valued at $0.75 per share.  As noted in the restatement footnote, the shares were subsequently valued at $0.19 per share for a total fair value of $186,750.

NOTE 6 – ACCRUED EXPENSES

As of September 30, 2009 and December 31, 2008, the balance of accrued expenses and accounts payable are composed of the following:

	September 30, 2009	December 31, 2008
Trade accounts payables	$177,742	$195,544
Accrued interest payable	45,031	10,700
	$222,773	$206,244

Accrued interest payable includes $28,585 related to interest payable to Oil Investment Leases, Inc. (OIL) in shares of the Company’s common stock.  The remaining $16,446 of interest payable is due to Lucas Energy, Inc. under a demand loan.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 7 – NOTES PAYABLE

On May 4, 2009, the Company amended the January 27, 2009 agreement with OIL for advance cash payments under the demand loan.  The amended agreement provided for total borrowings of $360,000 due on demand.  As of December 31, 2008, the Company had received $320,000 from OIL.  During the 9 months ended September 30, 2009, the Company borrowed an additional $40,000 from OIL.  The debt bears interest at 5,000 shares of common stock of the Company for each month the debt remains unpaid.  Both the January 27, 2009 and May 4, 2009 agreements require the Company to issue 30,000 shares of common stock to OIL as financing fees.  The fair value of the common stock is $13,500 and was expensed (see restatement footnote).  As of September 30, 2009 the Company was not in default of this loan.

As of December 31, 2008 and September 30, 2009, the Company had borrowed $100,000 from Lucas Energy, Inc..  The loan bears interest at 8% per annum and is due on demand.

NOTE 8 – STOCK OPTIONS AND WARRANTS

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/08	-	$-
Granted	3,000,000	1.00
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at 09/30/09	3,000,000	$1.00

Options outstanding and their relative exercise price at September 30, 2009 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the- money) Warrants
1.00	3,000,000	5 years	$-

	3,000,000		$-

NOTE 9 – RELATED PARTIES

The $14,655 balance of related party payables relates to directors fees and payables for professional services paid by company officers.  The payables are due on demand and bear no interest.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 10 – RESTATED FINANCIAL STATEMENTS

On August 27, 2009, the PCAOB revoked the registration of the Company’s prior aauditorsMoore & Associated Chartered because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, And Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.  The Company was notified by the SEC that a due to the revocation, a reaudit of the Company’s financial statements for the year ended December 31, 2008 would be required.

On September 10, 2009 the Company began but has not completed the reaudit of December 31, 2009 and has identified material errors in its previously issued financial statements.  These misstatements require that the financial statements for the fiscal year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009 be restated.

The largest error related to the impairment of the Company’s oil and gas properties for the year ended December 31, 2008.  It has been determined that the oil and gas properties should have been impaired to a net value of $24,168 and the Company should have recognized a corresponding impairment expense of $674,321.  Additionally, the Company has reclassified various account classes to improve presentation and accuracy.

The errors discovered relating to the year ended December 31, 2008 also led to material errors in the quarterly reports filed for the periods ended March 31, 2009 and June 30, 2009.  In these periods, oil and gas properties were overstated.  This overstatement led to overstated depreciation, depletion and amortization expenses.  The Company also neglected to accrue interest payable on the OIL debt and salary expense related to an employment agreement with the Company CEO.  The Company also had determined that they overestimated the value of shares issued for services resulting in an overstatement of general and administrative expenses of $560,250.  In this restatement, the Company has reclassified various account classes to improve presentation and accuracy.

Below is a summary of the changes made to the financial statements previously filed for the periods ended December 31, 2008, March 31, 2009 and June 30, 2009.

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2008 (Unaudited)	As Originally Reported	Adjustments		As Restated
Cash	-			-
Accrued Production Revenues	21,022			21,022
Property and equipment, net	99,080	(99,080)[3]		-
Costs subject to amortization	554,421	99,080	[3]	24,168
		(629,333)[1]
Costs not subject to amortization	-			-
Accounts payable and accrued expenses	(206,244)			(206,244)
Notes payable	(420,000)			(420,000)
Bank overdraft	(20,629)			(20,629)
Asset retirement obligation	(9,102)			(9,102)
Preferred stock	-			-
Common stock	(20,000)			(20,000)
Additional paid-in capital	(16,000)			(16,000)
Retained earnings/(accumulated deficit)	17,452	629,333		646,785

	TWELVE MONTHS ENDED
For the twelve months ended December 31, 2008 (Unaudited)	As Originally Reported	Adjustments		As Restated
Oil and gas revenues	(263,351)			(263,351)
Lease operating expenses	383,369			383,369
Depreciation, depletion and amortization	64,175			64,175
Impairment of oil and gas properties	-	629,333	[1]	674,321
		44,988	[1]
Professional fees	103,083	(103,083)[2]		-
General and administrative expenses	22,287	103,083	[2]	125,370
Interest expense	4,000			4,000
(Gain)/loss on sale of assets	44,988	(44,988)[1]		-
Income tax expense	-			-
Net Loss	358,551	629,333		987,884
Basic and diluted
net loss per common share	$ (0.02)	$0.00		$(0.02)
Weight average common shares outstanding	20,000,000	40,400,000		60,400,000

Adjustment Entry Description for December 31, 2009
[1]	Recapitalize loss on sale of full cost properties to and record impairment of oil and gas properties
[2]	Reclassify for presentation.
[3]	Reclassify all PPE into Costs Subject to Amortization in accordance with full cost method

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2009 (Unaudited)	As Originally Reported	Adjustments	As Restated
Cash	-		-
Accrued Production Revenues	17,044		17,044
Property and equipment, net	96,668	(96,668)[1]	-
Costs subject to amortization	540,983	96,668 [1]	23,171
		16,044 [3]
		(629,333)[2]
		(1,191)[4]
Costs not subject to amortization	-		-
Accounts payable and accrued expenses	(222,912)		(240,162)
		(17,250)
Notes payable	(450,000)	(5,000)[6]	(455,000)
Bank overdraft	(8,834)		(8,834)
Asset retirement obligation	(9,296)		(9,296)
Preferred stock	-		-
Common stock	(7,000)		(7,000)
Additional paid-in capital	(29,000)		(29,000)
Retained earnings/(accumulated deficit)	72,347	636,730	709,077

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	THREE MONTHS ENDED
For the three months ended March 31, 2009 (Unaudited)	As Originally Reported	Adjustments		As Restated
Oil and gas revenues	(15,464)	5,068	[6]	(10,396)
Lease operating expenses	18,841			18,841
Depreciation, depletion and amortization	16,044	(16,044)[3]		1,191
		1,191	[4]
Professional fees	5,260	(5,260)[5]		-
General and administrative expenses	28,146	5,260	[5]	33,406
Interest expense	2,068	(68)[6]		19,250
		17,250	[7]
Income tax expense	-			-
	54,895	7,397		62,292

Opening Retained Earnings/(Accumulated deficit)	17,452	629,333	[2]	646,785
Ending Retained Earnings/(Accumulated deficit)	72,347	636,730		709,077

Net loss	(54,895)	(7,397)		(62,292)
Basic and diluted
net loss per common share	$(0.00)	$(0.00)		$(0.00)

Weight average common shares outstanding	28,000,000	32,400,000		60,400,000

Adjustment Entry Description for March 31, 2009
[1]	Reclassify all PPE into Costs Subject to Amortization in accordance with full cost method
[2]	To record impairment of oil and gas properties
[3]	To reverse prior DDA expense
[4]	To record proper DDA expense
[5]	Reclassification for presentation.
[6]	Adjustment to correct previous error
[7]	Record issuance of 30,000 shares to OIL and interest on OIL shares (5,000/month) per agreement on 1/27/09

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2009 (Unaudited)	As Originally Reported	Adjustments	As Restated
Cash	13,115		13,115
Accrued Production Revenues	16,640		16,640
Property and equipment, net	98,785	(98,785)[1]	-
Costs subject to amortization	523,015	98,785 [1]	22,690
		32,088 [2]
		(629,333)[4]
		(1,865)[5]
Costs not subject to amortization	-		-
Accounts payable and accrued expenses	(214,367)	(24,300)	(238,667)
Officer salary payable	-	(42,000)[8]	(42,000)
Notes payable	(576,113)	(5,000)[12]	(581,113)
Asset retirement obligation	(9,490)		(9,490)
Preferred stock	-		-
Common stock	(28,996)		(28,996)
Additional paid-in capital	(754,004)	(90,910)[9]	(284,664)
		560,250 [10]
Retained earnings/(accumulated deficit)	931,415	201,070	1,132,485

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	THREE MONTHS ENDED
For the six months ended June 30, 2009 (Unaudited)	As Originally Reported	Adjustments		As Restated
Oil and gas revenues	(8,747)			(8,747)
Lease operating expenses	11,866			11,866
Depreciation, depletion and amortization	16,044	(16,044)[3]		674
		674	[5]
Professional fees	7,003	(7,003)[7]		-
General and administrative expenses	830,902	7,003	[7]	410,565
		42,000	[8]
		90,910	[9]
		(560,250)[10]
Interest expense	2,000	7,050	[11]	9,050
Income tax expense	-			-
	859,068	(435,660)		423,408

Opening Retained Earnings/(Accumulated deficit)	72,347	629,333	[4]	701,680
		(16,044)[2]		(16,044)
		1,191	[6]	1,191
		17,250	[11]	17,250
Ending Retained Earnings/(Accumulated deficit)	931,415	196,070		1,127,485

Net loss	859,068	(435,660)		423,408

Net loss per common share	$(0.03)	$(0.02)		$(0.01)

Weight average common shares outstanding	28,000,000	1,348,826		29,348.826

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	SIX MONTHS ENDED
For the six months ended June 30, 2009 (Unaudited)	As Originally Reported	Adjustments		As Restated
Oil and gas revenues	(24,211)	5,068	[12]	(19,143)
Lease operating expenses	30,707			30,707
Depreciation, depletion and amortization	32,088	(32,088)[3]		1,865
		1,865	[5]
Professional fees	12,263	(12,263)[7]		-
General and administrative expenses	859,048	12,263	[7]	443,971
		42,000	[8]
		90,910	[9]
		(560,250)[10]
Interest expense	4,068	24,300	[11]	28,300
		(68)[12]
Income tax expense	-			-
	913,963	(428,263)		485,700

Opening Retained Earnings/(Accumulated deficit)	17,452	629,333	[4]	646,785
Ending Retained Earnings/(Accumulated deficit)	931,415	201,070		1,132,485

Net loss	913,963	(428,263)		485,700
Basic and Diluted
net loss per common share	$(0.03)	$(0.02)		$(0.01)

Weight average common shares outstanding	28,000,000	16,617,083		44,617,083

Adjustment Entry Description for June 30, 2009
[1]	Reclassify all PPE into Costs Subject to Amortization in accordance with full cost method
[2]	To reverse prior DDA expense from Q1
[3]	To reverse prior DDA expense from Q2
[4]	To record impairment of oil and gas properties
[5]	To record proper DDA for current Q
[6]	To record proper DDA from prior Q
[7]	Reclassify for presentation.
[8]	Record accrued salary for CEO
[9]	Account for warrants granted to CEO on 4/1/09
[10]	Revaluation of shares issued to for services
[11]	Record issuance of 30,000 shares to OIL and interest on OIL shares (5,000/month) per agreement on 1/27/09
[12]	Adjustment to correct previous error

Savoy Energy Corporation
(FKA Plantation Exploration, Inc.)
Notes to Financial Statements
September 30, 2009 and December 31, 2008

NOTE 11 – COMMITMENTS, CONTINGENCIES AND LITIGATION

The company has no commitments or contingencies and is currently not subject to any litigation.

NOTE 12 – SUBSEQUENT EVENTS

On October 7, 2009 the Board of Directors granted 400,000 shares of common stock as payment to Art Bertagnolli for salary payable.

On October 7, 2009, the Board of Directors granted 300,000 shares of common stock to directors of the Company for director fees.  The $60,000 fair value of the 400,000 shares was based on the Company’s stock price on the date of grant and was expensed.

On October 7, 2009 the Board of Directors granted 100,000 shares of common stock to a consultant for services.  The $15,000 fair value of the 100,000 shares was based on the Company’s stock price on the date of grant and was expensed.

On October 7, 2009 the Board of Directors approved the issuance of 2,750,000 shares of common stock in contemplation of acquiring working interests.  To date, no acquisition has occurred.

On November 18, 2009, the Board of Directors granted 1,000,000 shares of common stock for financing fees.  The $110,000 fair value of the 1,000,000 shares was based on the Company’s stock price on the date of grant.

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

Overview

We are in the business of re-entering, re-completing, extracting oil, and selling oil from previously drilled wells in the United States. Our value proposition lies in our ability to economically extract significant amount of the “left-behind” oil from previously drilled sites. We compete primarily on the basis of the quality of crude oil and relationships with contract operators and large oil companies.

We currently hold leases on and are producing oil from three wells: Ali-O No.1, Rozella Kifer, Zavadil No.1. We also own 35% interest in the producing Wright well.  We will continue our workover efforts on these wells, and seek to duplicate our successful efforts with other wells. We have retained Forrest A. Garb & Associates, a petroleum consulting firm specializing in geological analyses of oil wells, to work with us to locate and screen a number of abandoned oil wells prospects for viability.  Our evaluations include an assessment of production potential of each well using geological evaluations including the use of seismic data as available.  In addition to the four wells that we are currently have in operation, we have also already identified 34 other wells as targets for acquisition: six that are producing and 28 that have been abandoned but have seismic or other data indicating that they are favorable candidates for recompletion or workover.

Once we have determined which wells have the greatest production potential and are most likely to respond to our workover efforts, we will then pursue acquiring interests in those wells. We will then engage in workover operations as with our previous wells, primarily through horizontal drilling and acidization. We hope to extract and sell crude oil through a third party purchaser.

Our strategy is to concentrate on existing low maintenance production, exploit low risk sidetrack drilling opportunities as and when identified, and use the accumulated information and results to advance operations.

Large oil companies with high overhead costs require high production rates for wells to be economically viable. Our small size and lower overhead allows profitably extraction of oil at low production rates. Our goal is to turn wells rendered uneconomical and abandoned by large companies into profitable ones.

We continue to find ways to reduce expenses and increase efficiency. Recently, decisions were made convert all applicable wells to operate on electricity. Electricity is cheaper as an energy source and also electric motors have lower maintenance expenses than gas operated engines. To further this end, plans were made to install the “Jack Shaft Reducer” on our Rozella Kifer Well. The Jack Shaft Reducer is expected to both increase efficiency and decrease maintenance costs which will in turn extend the life of the well’s production.  This was installed subsequent to the period ended September 30, 2009 and we have already begun to reap benefits from the conversions.

Presently, we conduct our field operations through a contractor. However, because our contract operator conducts field operations for other companies and for their own wells as well, we feel that we can operate more efficiently and respond more immediately to market and operational concerns if we bring this function in-house. Therefore, we have plans to begin hiring employees to conduct our field operations for any new wells we acquire. We feel that this will reduce our operational costs and allow us a greater level of flexibility and control than we currently experience conducting field operations through a contract operator.

In order to become our own operator, we will be required to file a bond with the Railroad Commission of Texas. We intend to do this prior to hiring field employees. As our field operations increase in fiscal and operational efficiency, we intend to expand their duties to include the field operations of the four wells we currently hold.

Developments in Expansion of Wells

We signed a letter of intent to acquire 100% of the working interest in the Wright Well in Gonzalez County, Texas from Lucas Energy, Inc., an independent crude oil and gas company.  The proposed transaction would have raised our current working interest in the well by 65%, and give us full control of the producing well.  The letter of intent has expired, however, as of the date of this report negotiations are continuing to purchase an additional 55% of the producing well giving us controlling interest in the well. No definitive agreements have been signed to date, but we are continuing to pursue the proposed transaction.

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

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Revenues. Our total revenue reported for the three months ended September 30, 2009 was $5,862, a decrease from $96,940 for the quarter ended September 30, 2008.  Our total revenue reported for the nine months ended September 30, 2009 was $25,005, a decrease from $247,062 for the nine months ended September 30, 2008.  At the end of 2008 four of the wells (Ida Mae, Ruby Vernor, Brands, Canion) in the Company’s well package were released due to inability to meet minimum production standards.  The loss of these four wells account for a significant portion of the decrease.  The remaining decrease in revenues for the quarter ended September 30, 2009 from the same quarter in 2008 is attributable to the decrease in price per barrel.

Lease Operating Expenses.  Our revenues are offset by our lease operating expenses related to our wells.  The lease operating expenses for the three months ended September 30, 2009 decreased to $20,756 from the same quarter in 2008 of $26,744. The lease operating expenses for the nine months ended September 30, 2009 decreased to $51,464 from the same period in 2008 of $299,610. As mentioned previously, four of the Company’s wells in the Company’s well package were released due to inability to meet minimum production standards. The Ida Mae well itself incurred most of the LOE in that a great deal of capital was used to attempt to stimulate the well. Additionally, the fact that the Ida Mae well went from a producing well to a non-producing well required workover efforts. These well stimulation and workover costs along with the loss of the three other wells account for the majority of this decline in lease operating expenses.  The remaining decrease is attributable to the natural progression of a depleting asset. The byproduct of the depletion of production results is a decrease in costs.

Impairment and Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization for the three months ended September 30, 2009 decreased to $452 from the same quarter in 2008 of $12,414. The depreciation, depletion and amortization for the nine months ended September 30, 2009 decreased to $2,317 from the same period in 2008 of $51,762. Both the three month and nine month decreases in our depreciation, depletion and amortization expense are attributable to lower carrying values of our oil and gas properties in fiscal 2009 as a result the December 31, 2008 impairment of $674,320.  We had no impairment in the three or nine months ended September 30, 2009.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2009 increased to $161,560 from the same quarter in 2008 of $48,157. The General and administrative expense for the nine months ended September 30, 2009 increased to $605,530 from the same period in 2008 of $153,058. Both the three month and nine month increases in general and administrative expense include the amortization of stock compensation expense and stock issued for services during fiscal 2009 versus none in fiscal 2008.  Included in the 2009 general and administrative expense are non-cash expenses $181,820 relating to the amortization of stock options and $186,750 relating to stock issued for services during the 9 months ended September 30, 2009.  The increase in general and administrative expense for the three and nine months ended September 30, 2009 compared with prior periods in 2008 is largely attributable to increased legal and accounting fees as a result of becoming a public company and  the salary being accrued for CEO.

Other Income (Expenses). We recorded interest expenses of $6,031 for the three months ended September 30, 2009, compared with $0 for the three months ended September 30, 2008. We recorded interest expenses of $34,331 for the nine months ended September 30, 2009, compared with $0 for the nine months ended September 30, 2008. The increase in interest expense is associated with a loans entered into during fiscal 2009.

Net Income (Loss). We reported a net loss of $182,937 or $0.01 per share for the three months ended September 30, 2009 compared with net income of $9,625 or $0.00 per share for the three months ended September 30, 2008.  We reported a net loss of $668,637 or $0.03 per share for the nine months ended September 30, 2009 compared with a net loss of $257,368 or $0.02 per share for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $8,830 and total assets in the amount of $31,262. Our total current liabilities as of September 30, 2009 were $932,431.  Thus, we had a working capital deficit of $923,601 as of September 30, 2009.

Operating activities used $14,892 in cash for the nine months ended September 30, 2009. Our net loss of $668,637 was the primary component of our negative operating cash flow, offset by common stock issued and warrants granted for services at $368,570. We recorded no cash flows by investing activities during the quarter ended September 30, 2009. Cash flows provided by financing activities during the quarter ended September 30, 2009 was $19,372 consisting of proceeds from notes payable of $40,000, offset by the repayment of a bank overdraft in the amount of $20,629.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We have negative working capital and rely on investments and loans to fund our operations.  We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

On September 8, 2009 we announced a letter of intent with Tangiers Investors LP (“Tangiers”) to provide us financing through in the form of an equity line of credit in the amount of $10 million.   Proceeds raised under the Tangiers equity line were to be used to fund our capital program and to meet our operating and working capital requirements.   We were unable to reach definitive agreements with Tangiers and negotiations are not expected to continue.    We are currently searching other avenues to raise money.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of the date of this report, we have generated losses from operations.

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

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.   The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures over financing reporting were not effective.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

On October 7, 2009 the Board of Directors granted 400,000 shares of common stock as payment to Art Bertagnolli for salary payable.

On October 7, 2009, the Board of Directors granted 400,000 shares of common stock to directors of the Company for director fees.  The $60,000 fair value of the 400,000 shares was based on the Company’s stock price on the date of grant and was expensed.

On October 7, 2009 the Board of Directors granted 100,000 shares of common stock to a consultant for services.  The $15,000 fair value of the 100,000 shares was based on the Company’s stock price on the date of grant and was expensed.

On October 7, 2009 the Board of Directors approved the issuance of 2,750,000 shares of common stock in contemplation of acquiring working interests.  To date, no acquisition has occurred.

On November 18, 2009, the Board of Directors granted 1,000,000 shares of common stock for financing fees.  The $110,000 fair value of the 1,000,000 shares was based on the Company’s stock price on the date of grant.

The above issuances were performed in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

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

SAVOY ENERGY CORPORATION

Date:	November 23, 2009

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer