Form 10-Q/A
period 2009-09-30
Savoy Energy Corp
filed 2009-12-04
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Arthur Kaplan Cosmetics, Inc.

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
 Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 29,796,000 common shares as of November 19, 2009.

EXPLANATORY NOTE

Savoy Energy Corporation. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2009 (the “Original Form 10-Q”).

This Amendment is being filed to the Original Form 10-Q to amend the financial statements, disclosures and other items as a result of having not filed the final draft of the Original Form 10-Q at the time of Edgarizing.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures affected by subsequent events.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our consolidated financial statements included in this Form 10-Q/A are as follows:

Consolidated Balance Sheets (unaudited) as of September 30, 2009 and December 31, 2008 ;	4

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2008;	5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008;	6

Notes to Consolidated Financial Statements (unaudited);	7

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q/A.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SAVOY ENERGY CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30, 2009	December 31, 2008
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$4,480	$-
Accounts receivable	4,350	21,022

Total Current Assets	8,830	21,022

OIL AND GAS PROPERTIES, full cost method
Costs subject to amortization	22,432	24,168
Costs not subject to amortization	-	-

Oil and Gas Properties, net	22,432	24,168

TOTAL ASSETS	$31,262	$45,190

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$20,629
Accounts payable and accrued expenses	306,773	206,244
Notes payable	611,003	420,000
Related party payables	14,655	-

Total Current Liabilities	932,431	646,873

NON-CURRENT LIABILITIES
Asset retirement obligations	9,683	9,102

TOTAL LIABILITIES	942,114	655,975

STOCKHOLDERS' DEFICIT
$0.001 par value, 28,996,000 and 20,000,000 shares issued and outstanding, respectively	28,996	20,000
Additional paid-in capital	375,574	16,000
Accumulated deficit	(1,315,422)	(646,785)

Total Stockholders' Deficit	(910,852)	(610,785)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,262	$45,190

The accompanying notes are an integral part of these consolidated financial statements.

SAVOY ENERGY CORPORATION
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES

Oil and gas revenues	$5,862	$96,940	$25,005	$247,062

OPERATING EXPENSES

Lease operating expenses	8,890	26,744	51,463	368,251
Depreciation, depletion and amortization	452	12,414	2,317	51,762
General and administrative	173,426	48,157	605,531	84,417

Total Operating Expenses	182,768	87,315	659,311	504,430

INCOME (LOSS) FROM OPERATIONS	(176,906)	9,625	(634,306)	(257,368)

OTHER EXPENSES

Interest expense	(6,031)	-	(34,331)	-

Total Other Expenses	(6,031)	-	(34,331)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(182,937)	9,625	(668,637)	(257,368)

Income tax expense	-	-	-	-

NET INCOME (LOSS)	$(182,937)	$9,625	$(668,637)	$(257,368)

BASIC AND DILUTED - INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.02)	$(0.00)
BASIC AND DILUTED - WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,996,000	60,400,000	39,352,835	60,400,000

The accompanying notes are an integral part of these consolidated financial statements.

SAVOY ENERGY CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(668,637)	$(257,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,317	51,762
Common stock issued for services	186,750	-
Amortization of stock compensation	181,820	-
Changes in operating assets and liabilities
Accounts receivable	16,672	5,975
Accounts payable and accrued expenses	100,529	(27,321)
Related party payables	14,655	-

Net Cash Used in Operating Activities	(165,894)	(226,952)

INVESTING ACTIVITIES

Sale of oil and gas property	-	152,633
Purchase of oil and gas property	-	(92,275)

Net Cash Provided by Investing Activities	-	60,358

FINANCING ACTIVITIES

Repayment of from bank overdraft	(20,629)	-
Repayment of demand loans	-	(200,000)
Proceeds from notes payable	191,003	390,000

Net Cash Provided by Financing Activities	170,374	190,000

NET INCREASE IN CASH	4,480	23,406

CASH AT BEGINNING OF PERIOD	-	22,626

CASH AT END OF PERIOD	$4,480	$46,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments and restatement adjustments – see Note 10) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 financial statements.  As noted in the footnote, “Restated Financial Statements”, the Company discovered material errors in the December 31, 2008 financial statements and are cautioned to not rely on those financial statements until such time as they are re-audited.  The results of operations for the period ended September 30, 2009 and September 30, 2008 are not necessarily indicative of the operating results for the full year.

Effective June 2, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on the basis of four shares for each share issued and outstanding (4:1 split).  The total number of authorized shares has not been changed. The Company’s financial statements reflect the stock split on a retro-active basis.

Certain amounts in prior periods have been reclassified to conform to current period presentation

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of the date of this report, we have generated losses from operations, have an accumulated deficit of $1,315,422 and a working capital deficiency of $923,601. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

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

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

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

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – MERGER (CONTINUED)

In addition, pursuant to the terms and conditions of the Merger Agreement

The sole shareholder of all of the capital stock of Plantation Exploration issued and outstanding immediately prior to the closing of the Merger exchanged his shares into 2,000,000 pre-split (8,000,000 post-split) shares of the Company’s common stock. As a result, the sole shareholder of Plantation Exploration received 2,000,000 pre-split (8,000,000 post -split) newly issued shares of the Company’s common stock.

Our board of directors was reconstituted to consist of Arthur Bertagnolli who, prior to the Merger, was the sole director of Plantation Exploration.  In connection with such, we entered into an employment agreement (“Employment Agreement”) with Mr. Bertagnolli to serve as CEO and director of our company.  The terms of the Employment Agreement are set forth below.

The shareholder of Plantation Exploration, Inc. became the controlling shareholder of the Company following the merger. For Securities and Exchange Commission (“SEC”) reporting purposes, the merger treated as a reverse recapitalization with Plantation Exploration being the “accounting acquirer” and, accordingly, it assumed the Company’s Corporation’s reporting obligations with the SEC.  In accordance with SEC requirements, the historical financial statements and related disclosures presented herein for the period prior to the date of merger are those of Plantation Exploration, Inc..

Immediately following the closing of the Merger, in a separate transaction, the Company’s former Chief Executive Officer and sole director, Mr. Arthur Kaplan, agreed to purchase the Company’s former cosmetics business in exchange for the cancellation and return of all of his common stock into treasury and the forgiveness of debts owed to him. Specifically, in the stock purchase agreement, Mr. Kaplan retired 10,100,000 pre-split (40,400,000 post split) shares of the Company’s common stock and forgave the Company $33,194 in related party payables in exchange for our prior business of developing, manufacturing, and selling organic personal care products specifically for men and any assets that relate to that business.  Subsequent to this transaction, there were 7,000,000 pre-split (28,000,000 post-split) shares of the Company’s common stock issued and outstanding.

Employment Agreement

Pursuant to the terms and conditions of the Employment Agreement:

Mr. Bertagnolli will serve as President, CEO, Chairman and sole director of the Company and Plantation Exploration. The Company agreed to compensate Mr. Bertagnolli $14,000 per month for the first 12 months and $20,000 per month for the second 12 month period.  As of September 30, 2009 we have accrued $84,000 as payable to Mr. Bertagnolli for his salary.  Subsequent to September 30, 2009, we issued 400,000 post-split shares of common stock to Mr. Bertagnolli as payment for $70,000 of his salary payable.

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – MERGER (CONTINUED)

Employment Agreement (continued)
The Company agreed to issue Mr. Bertagnolli options to purchase 1,000,000 pre-split shares (4,000,000 post-split) of our common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement. The fair value of the options is $242,426 which was valued using the Black-Scholes pricing model at the date of grant.  Variables used in the Black-Scholes pricing model include (1) discount rate of 1.35%, (2) expected term of 5 years, (3) expected volatility of 142% and (4) zero expected dividends.

The Company further agreed to issue Mr. Bertagnolli options to purchase up to 5% of our outstanding common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement.  The Company and Mr. Bertagnolli have since agreed that the number of options issuable under the agreement was to be 500,000 pre-split (2,000,000 post-split) shares of our common stock under the same terms.  The fair value of the options is $121,213 which was valued using the Black-Scholes pricing model at the date of grant.  Variables used in the Black-Scholes pricing model include (1) discount rate of 1.35%, (2) expected term of 5 years, (3) expected volatility of 142% and (4) zero expected dividends.

The company expensed $90,910 of compensation expense during each of the three months ended June 30, 2009 and September 30, 2009, respectively.

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – SIGNIFICANT EVENTS

Effective June 2, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on the basis of four shares for each share issued and outstanding (4:1 split).  The total number of authorized shares has not been changed. The Company’s financial statements reflect the stock split on a retro-active basis.

On June 4, 2009, the Company issued 996,000 post-split shares of its common stock for services which was erroneously valued at and reported in the Company’s Form 10-Q for the quarter ended June 30, 2009 at $0.75.  As noted in the restatement footnote, the shares were subsequently valued at $0.19 per share for a total fair value of $186,750 and general and administrative expenses for the quarter ended June 30, 2009 were reduced by $560,250 in the restatement of results for the quarter ended June 30, 2009.

NOTE 6 – ACCRUED EXPENSES

As of September 30, 2009 and December 31, 2008, the balance of accrued expenses and accounts payable are composed of the following:

	September 30, 2009	December 31, 2008
Accounts payable and accruals	$261,742	$195,544
Accrued interest payable	45,031	10,700
	$306,773	$206,244

Accrued interest payable includes $28,585 related to interest payable to Oil Investment Leases, Inc. (OIL) in shares of the Company’s common stock.  The remaining $16,446 of interest payable is due to Lucas Energy, Inc. under a demand loan.

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 – NOTES PAYABLE

On May 4, 2009, the Company amended the January 27, 2009 agreement with OIL for advance cash payments under the demand loan.  The amended agreement provided for total borrowings of $360,000 due on demand.  As of December 31, 2008, the Company had received $320,000 from OIL.  During the 9 months ended September 30, 2009, the Company borrowed an additional $40,000 from OIL.  The interest is payable in-kind at 5,000 post-split shares of common stock of the Company for each month the debt remains unpaid.  Both the January 27, 2009 and May 4, 2009 agreements require the Company to issue 30,000 post-split shares of common stock to OIL as financing fees.  The fair value of the common stock is $13,500 and was expensed (see restatement footnote).  As of September 30, 2009 the Company was not in default of this loan.

As of December 31, 2008 and September 30, 2009, the Company had borrowed $100,000 from Lucas Energy, Inc.  The loan bears interest at 8% per annum and is due on demand.

As of September 30, 2009, the Company had borrowed $151,003 from a shareholder for operating costs.  The balance is due on demand and is classified as current Notes Payable.

NOTE 8 – STOCK OPTIONS AND WARRANTS

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/08	-	$-
Granted	6,000,000	1.00
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at 09/30/09	6,000,000	$1.00

Options outstanding and their relative exercise price at September 30, 2009 are as follows:

Exercise Price	Number of Shares	Remaining Life	Aggregate Intrinsic Value (In-the- money) Options
1.00	6,000,000	5 years	$-
	6,000,000		$-

NOTE 9 – RELATED PARTIES

The $14,655 balance of related party payables relates to directors fees and payables for professional services paid by company officers.  The payables are due on demand and bear no interest.

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – RESTATED FINANCIAL STATEMENTS

On August 27, 2009, the PCAOB revoked the registration of the Company’s former registered public accounting firm, Moore & Associated Chartered because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.  The Company was notified by the SEC that a due to the revocation, a reaudit of the Company’s financial statements for the year ended December 31, 2008 would be required.

On September 10, 2009 the Company began but has not completed the re-audit of December 31, 2008 and has identified material errors in its previously issued financial statements.  These misstatements require that the financial statements for the fiscal year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009 be restated.

The largest error related to the impairment of the Company’s oil and gas properties for the year ended December 31, 2008.  It has been determined that the oil and gas properties should have been impaired to a net value of $24,168 and the Company should have recognized a corresponding impairment loss of $674,321.

The errors discovered relating to the year ended December 31, 2008 also led to material errors in the quarterly reports filed for the periods ended March 31, 2009 and June 30, 2009.  In these periods, oil and gas properties were overstated which resulted in the overstatement of depreciation, depletion and amortization expense.  Other errors identified that require correction and restatement were: (i) accrual of interest payable on the OIL debt ; accrual of salary expense related to an employment agreement with the Company CEO; and (iii overstatement of the value of shares of common stock issued for services totaling $560,250.

In connection with the restatement the Company reclassified various account classes to improve presentation.

Below is a summary of the changes made to the financial statements previously filed for the periods ended December 31, 2008, March 31, 2009 and June 30, 2009.

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2008 (Unaudited)	As Originally Reported	Adjustments	As Restated
Cash	-		-
Accrued Production Revenues	21,022		21,022
Property and equipment, net	99,080	(99,080)[3]	-
Costs subject to amortization	554,421	99,080 [3]	24,168
		(629,333)[1]
Costs not subject to amortization	-		-
Accounts payable and accrued expenses	(206,244)		(206,244)
Notes payable	(420,000)		(420,000)
Bank overdraft	(20,629)		(20,629)
Asset retirement obligation	(9,102)		(9,102)
Common stock	(20,000)		(20,000)
Additional paid-in capital	(16,000)		(16,000)
Accumulated deficit	17,452	629,333	646,785

	TWELVE MONTHS ENDED
For the twelve months ended December 31, 2008 (Unaudited)	As Originally Reported	Adjustments	As Restated
Oil and gas revenues	(263,351)		(263,351)
Lease operating expenses	383,369		383,369
Depreciation, depletion and amortization	64,175		64,175
Impairment of oil and gas properties	-	629,333 [1]	674,321
		44,988 [1]
Professional fees	103,083	(103,083)[2]	-
General and administrative expenses	22,287	103,083 [2]	125,370
Interest expense	4,000		4,000
(Gain)/loss on sale of assets	44,988	(44,988)[1]	-
Income tax expense	-		-
Net Loss	358,551	629,333	987,884

Basic and diluted
Net loss per common share	$(0.02)	$(0.00)	$(0.02)

Weighted average common shares outstanding	20,000,000	40,400,000	60,400,000

Adjustment Entry Description for December 31, 2009
[1]	Recapitalize loss on sale of full cost properties and record impairment of oil and gas properties.
[2]	Reclassify for presentation.
[3]	Reclassify all property, plant and equipment into Costs Subject to Amortization in accordance with full cost method.

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2009 (Unaudited)	As Originally Reported	Adjustments	As Restated
Cash	-		-
Accrued Production Revenues	17,044		17,044
Property and equipment, net	96,668	(96,668)[1]	-
Costs subject to amortization	540,983	96,668 [1]	23,171
		16,044 [3]
		(629,333)[2]
		(1,191)[4]
Costs not subject to amortization	-		-
Accounts payable and accrued expenses	(222,912)		(240,162)
		(17,250)
Notes payable	(450,000)	(5,000)[6]	(455,000)
Bank overdraft	(8,834)		(8,834)
Asset retirement obligation	(9,296)		(9,296)
Common stock	(7,000)		(7,000)
Additional paid-in capital	(29,000)		(29,000)
Accumulated deficit	72,347	636,730	709,077

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	THREE MONTHS ENDED
For the three months ended March 31, 2009 (Unaudited)	As Originally Reported	Adjustments		As Restated
Oil and gas revenues	(15,464)	5,068	[6]	(10,396)
Lease operating expenses	18,841			18,841
Depreciation, depletion and amortization	16,044	(16,044)[3]		1,191
		1,191	[4]
Professional fees	5,260	(5,260)[5]		-
General and administrative expenses	28,146	5,260	[5]	33,406
Interest expense	2,068	(68)[6]		19,250
		17,250	[7]
Income tax expense	-			-
Net loss	54,895	7,397		62,292

Opening accumulated deficit	17,452	629,333	[2]	646,785
Ending accumulated deficit	72,347	636,730		709,077

Net loss	(54,895)	(7,397)		(62,292)
Basic and diluted
Net loss per common share	$(0.00)	$(0.00)		$(0.00)

Weighted average common shares outstanding	28,000,000	32,400,000		60,400,000

Adjustment Entry Description for March 31, 2009
[1]	Reclassify all property, plant and equipment into Costs Subject to Amortization in accordance with full cost method.

[2]	Recapitalize loss on sale of full cost properties and record impairment of oil and gas properties.

[3]	To reverse prior DDA expense recorded in error for the three months ended March 31, 2009.

[4]	To record corrected DDA expense for the three months ended March 31, 2009.

[5]	Reclassification for presentation.

[6]	Adjustment to correct previous error.

[7]	Record financing fees and interest payable

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2009 (Unaudited)	As Originally Reported	Adjustments	As Restated
Cash	13,115		13,115
Accrued Production Revenues	16,640		16,640
Property and equipment, net	98,785	(98,785)[1]	-
Costs subject to amortization	523,015	98,785 [1]	22,690
		32,088 [2]
		(629,333)[4]
		(1,865)[5]
Costs not subject to amortization	-		-
Accounts payable and accrued expenses	(214,367)	(24,300)	(238,667)
Officer salary payable	-	(42,000)[8]	(42,000)
Notes payable	(576,113)	(5,000)[12]	(581,113)
Asset retirement obligation	(9,490)		(9,490)
Common stock	(28,996)		(28,996)
Additional paid-in capital	(754,004)	(90,910)[9]	(284,664)
		560,250 [10]
Accumulated deficit	931,415	201,070	1,132,485

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	THREE MONTHS ENDED
For the three months ended June 30, 2009 (Unaudited)	As Originally Reported	Adjustments		As Restated
Oil and gas revenues	(8,747)			(8,747)
Lease operating expenses	11,866			11,866
Depreciation, depletion and amortization	16,044	(16,044)[3]		674
		674	[5]
Professional fees	7,003	(7,003)[7]		-
General and administrative expenses	830,902	7,003	[7]	410,565
		42,000	[8]
		90,910	[9]
		(560,250)[10]
Interest expense	2,000	7,050	[11]	9,050
Income tax expense	-			-
Net loss	859,068	(435,660)		423,408

Opening accumulated deficit	72,347	636,730	[4]	709,077
		(16,044)[2]		(16,044)
		5,000	[12]	5,000
		1,191	[6]	1,191
		17,250	[11]	17,250
Ending accumulated deficit	931,415	201,070		1,132,485

Net loss	(859,068)	435,660		(423,408)
Basic and diluted
Net loss per common share	$(0.03)	$0.02		$(0.01)

Weighted average common shares outstanding	28,000,000	1,348,826		29,348,826

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	SIX MONTHS ENDED
For the six months ended June 30, 2009 (Unaudited)	As Originally Reported	Adjustments		As Restated
Oil and gas revenues	(24,211)	5,068	[12]	(19,143)
Lease operating expenses	30,707			30,707
Depreciation, depletion and amortization	32,088	(32,088)[3]		1,865
		1,865	[5]
Professional fees	12,263	(12,263)[7]		-
General and administrative expenses	859,048	12,263	[7]	443,971
		42,000	[8]
		90,910	[9]
		(560,250)[10]
Interest expense	4,068	24,300	[11]	28,300
		(68)[12]
Income tax expense	-			-
Net loss	913,963	(428,263)		485,700

Opening accumulated deficit	17,452	629,333	[4]	646,785
Ending accumulated deficit	931,415	201,070		1,132,485

Net loss	(913,963)	428,263		(485,700)
Basic and diluted
Net loss per common share	$(0.03)	$0.02		$(0.01)

Weighted average common shares outstanding	28,000,000	16,617,083		44,617,083

Adjustment Entry Description for June 30, 2009
[1]	Reclassify all property, plant and equipment into Costs Subject to Amortization in accordance with full cost method.

[2]	To reverse prior DDA expense from Q1 recorded in error.

[3]	To reverse prior DDA expense from Q2 recorded in error.

[4]	Recapitalize loss on sale of full cost properties and record impairment of oil and gas properties.

[5]	To record proper DDA for the three months ended June 30, 2009

[6]	To record proper DDA for the three months ended March 31, 2009.

[7]	Reclassify for presentation.

[8]	Record accrued salary for CEO.

[9]	Account for warrants granted to CEO on 4/1/09.

[10]	Revaluation of shares issued to for services.

[11]	Record financing fees and interest payable

[12]	Adjustment to correct previous error.

Savoy Energy Corporation
Notes to Consolidated Financial Statements (Unaudited)

NOTE 11 – COMMITMENTS, CONTINGENCIES AND LITIGATION

The company has no commitments or contingencies and is currently not subject to any litigation.

NOTE 12 – SUBSEQUENT EVENTS

On October 7, 2009 the Board of Directors granted 400,000 shares of common stock as payment to Art Bertagnolli for salary payable.

On October 7, 2009, the Board of Directors granted 300,000 shares of common stock to directors of the Company for director fees.  The $45,000 fair value of the 300,000 shares was based on the Company’s stock price on the date of grant and was expensed.

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

Overview

We are in the business of re-entering, re-completing, extracting oil, and selling oil from previously drilled wells in the United States. Our plan of operations is to economically extract significant amount of the “left-behind” oil from previously drilled sites.

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

We continue to find ways to reduce expenses and increase efficiency. Recently, decisions were made to convert all applicable wells to operate on electricity. Electricity is cheaper as an energy source and also electric motors have lower maintenance expenses than gas operated engines. To further this end, plans were made to install the “Jack Shaft Reducer” on our Rozella Kifer Well. The Jack Shaft Reducer is expected to both increase efficiency and decrease maintenance costs which will in turn extend the life of the well’s production.  This was installed subsequent to the period ended September 30, 2009 and we have already begun to reap benefits from the conversions.

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

Lease Operating Expenses.  Our revenues are offset by our lease operating expenses related to our wells.  The lease operating expenses for the three months ended September 30, 2009 decreased to $8,890 from the same quarter in 2008 of $26,744. The lease operating expenses for the nine months ended September 30, 2009 decreased to $51,463 from the same period in 2008 of $368,251. As mentioned previously, four of the Company’s wells in the Company’s well package were released due to inability to meet minimum production standards. The Ida Mae well incurred most of the LOE in that a great deal of capital was used to attempt to stimulate the well. Additionally, the fact that the Ida Mae well went from a producing well to a non-producing well required workover efforts. These well stimulation and workover costs along with the loss of the three other wells account for the majority of this decline in lease operating expenses.  The remaining decrease is attributable to the natural progression of a depleting asset.

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization for the three months ended September 30, 2009 decreased to $452 from the same quarter in 2008 of $12,414. The depreciation, depletion and amortization for the nine months ended September 30, 2009 decreased to $2,317 from the same period in 2008 of $51,762. Both the three month and nine month decreases in our depreciation, depletion and amortization expense are attributable to lower carrying values of our oil and gas properties in fiscal 2009 as a result the December 31, 2008 impairment of $674,321.  We had no impairment in the three or nine months ended September 30, 2009.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2009 increased to $173,426 from the same quarter in 2008 of $48,157. The general and administrative expense for the nine months ended September 30, 2009 increased to $605,531 from the same period in 2008 of $84,417. Both the three month and nine month increases in general and administrative expense include the recognition of stock compensation expense. Stock was issued for services during 2009 versus none in 2008.  Included in general and administrative expense are non-cash expenses of $181,820 relating to the recognition of stock options and $186,750 relating to stock issued for services during the 9 months ended September 30, 2009.  The increase in general and administrative expense for the three and nine months ended September 30, 2009 compared with prior periods in 2008 is largely attributable to increased legal and accounting fees as a result of becoming a public company and  the salary being accrued for our CEO.

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

Net Income (Loss). We reported a net loss of $182,937 or $0.01 per share for the three months ended September 30, 2009 compared with net income of $9,625 or $0.00 per share for the three months ended September 30, 2008.  We reported a net loss of $668,637 or $0.02 per share for the nine months ended September 30, 2009 compared with a net loss of $257,368 or $0.00 per share for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $8,830. Our total current liabilities as of September 30, 2009 were $932,431.  Thus, we had a working capital deficit of $923,601 as of September 30, 2009.

Operating activities used $165,894 in cash for the nine months ended September 30, 2009. Our net loss of $668,637 was the primary component of our negative operating cash flow, offset by common stock issued and warrants granted for services at $368,570. We recorded no cash flows by investing activities during the quarter ended September 30, 2009. Cash flows provided by financing activities during the quarter ended September 30, 2009 was $170,374 consisting of proceeds from notes payable of $191,003, offset by the repayment of a bank overdraft in the amount of $20,629.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of the date of this report, we have generated losses from operations, have an accumulated deficit of $1,315,422 and a working capital deficiency of $923,601. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified and continue to have the following material weakness in our internal controls over financial reporting:

There is a lack of segregation of duties and technical accounting expertise. Our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our management does not possess accounting expertise and hence our controls over the selection and application of accounting policies in accordance with generally accepted accounting principles were inadequate and constitute a material weakness in the design of internal control over financial reporting.  This weakness is due to the Company’s lack of working capital to hire additional staff.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 7, 2009 the Board of Directors granted 400,000 post-split shares of common stock as payment to Art Bertagnolli for salary payable.

On October 7, 2009, the Board of Directors granted 300,000 shares of common stock to directors of the Company for director fees.  The $45,000 fair value of the 300,000 post-split shares was based on the Company’s stock price on the date of grant and was expensed.

On October 7, 2009 the Board of Directors granted 100,000 post-split shares of common stock to a consultant for services.  The $15,000 fair value of the 100,000 post-split shares was based on the Company’s stock price on the date of grant and was expensed.

On October 7, 2009 the Board of Directors approved the issuance of 2,750,000 post-split shares of common stock in contemplation of acquiring working interests.  To date, no acquisition has occurred.

On November 18, 2009, the Board of Directors granted 1,000,000 post-split shares of common stock for financing fees.  The $110,000 fair value of the 1,000,000 post-split shares was based on the Company’s stock price on the date of grant.

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

SAVOY ENERGY CORPORATION

Date:	December 4, 2009

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer