Form 10-K/A
period 2008-12-31
Savoy Energy Corp
filed 2010-01-26
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number:  333-151960

Savoy Energy Corporation
(f/k/a Arthur Kaplan Cosmetics, Inc.)
(Exact name of Company as specified in its charter)

Nevada	26-0429687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Westheimer, Suite 900 Houston, TX	77042
(Address of principal executive offices)	(Zip Code)

Company’s telephone number:  713-243-8788

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒       No ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒       No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Company’s most recently completed fiscal quarter. $9,060,000

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.  15,100,000 shares as of March 26, 2009 (the date of the originally filed Form 10-K) and 60,400,000 as of January 22, 2010 as a result of  a 10 shares for 1 share forward split on May 29, 2008 and a 4 shares for 1 share forward split on June 2, 2009.

Explanatory Note:  This amended Form 10-K is filed in response to advice by the U.S. Securities and Exchange Commission that on August 27, 2009, the PCAOB revoked the registration of our prior auditor, Moore & Associates Chartered and that due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.  For this purpose, our new auditor, GBH CPAs, PC, has conducted a re-audit of the Company’s financial statements for the year ended December 31, 2008, for the period from Inception (June 25, 2007) through December 31, 2007 and for the period from Inception (June 25, 2007) through December 31, 2008 and has conducted a review of such financial statements which has resulted in the restatement thereof, as incorporated in this report.  In compliance with the SEC’s notification, this report incorporates the re-audited Company financial statements for the year ended December 31, 2008, for the period from Inception (June 25, 2007) through December 31, 2007 and for the period from Inception (June 25, 2007) through December 31, 2008.  The Company has also updated its Management’s Discussion and Analysis to incorporate the restatement.

TABLE OF CONTENTS

PART I
Item 1.   Business

Background

We were incorporated as “Arthur Kaplan Cosmetics, Inc.” (“AKC”) on June 25, 2007, in the State of Nevada. We subsequently changed our name to Savoy Energy Corporation.  Our principal offices are located at 11200 Westheimer, Suite 900, Houston, TX 77042 and our telephone number is (713) 243-8788.

Subsequent Event

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

Subsequently, on April 3, 2009, we merged with another wholly-owned subsidiary of our company, known as Savoy Energy Corporation, in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed our name to Savoy Energy Corporation.

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

Item 2.   Properties

We maintain our corporate office at 11200 Westheimer, Suite 900, Houston, TX 77042.  We have no materially important physical properties.

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

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SNVP.OB.”

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

Holders of Our Common Stock

As of December 31, 2008, we had 15,100,000 shares of our common stock issued and outstanding, held by 29 shareholders of record.  Asof January 22, 2010, we had 60,400,000 shares of our common stock issued and outstanding.

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

Results of Operations for the period from inception on June 25, 2007 through December 31, 2008

We did not earn any revenues from inception on June 25, 2007 through the period ending December 31, 2008. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the development of our Products or, if revenues are earned, that we will be profitable.

We incurred expenses (including operating expenses and interest expense) and net losses in the amounts of $24,517 and $64,266 for the periods from our inception on June 25, 2007 through December 31, 2007 and 2008, respectively.  We incurred expenses and a net loss of $39,749 during the year ended December 31, 2008. Our operating expenses from inception through December 31, 2008 consisted entirely of general and administrative expenses. We have also incurred interest expenses, which had contributed to our net losses. Our losses are attributable to our expenses combined with a lack of any revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations and begin the sale of our Products.

Liquidity and Capital Resources

As of December 31, 2008, we had current assets, consisting entirely of cash, of $540, current liabilities of $58,256, and a working capital deficit of $57,716. Our cash on hand will not allow us to cover our anticipated expenses for the next twelve months and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any revenues. We will require additional financing to sustain our business operations. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our Operating Activities used $34,580 in cash during the period from Inception through December 31, 2008 and $6,105 in cash during the year ended December 31, 2008. Our net losses during the periods were the primary components for the negative cash flow. Financing Activities generated $35,120 in cash during the period from Inception through December 31, 2008 and $4,500 in cash during the year ended December 31, 2008. No cash was generated or used by Investing Activities during either period.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $64,266 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 3, 2009, Board of Directors of the Company dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 3, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Company's new independent registered public account firm.  The Company’s Board of Directors and the Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of
Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 a going concern qualification in the Company's audited financial statements.

On August 3, 2009 the Company engaged Seale and Beers, however, on September 10, 2009, the Board of Directors of the Company dismissed Seale and Beers, CPAs and on the same date, the accounting firm of GBH CPAs, PC was engaged as the Company’s new independent registered public accounting firm. The Board of Directors of the Company approved of the dismissal of Seale and Beers, CPAs and the engagement of GBH CPAs, PC as its independent auditor.

On August 27, 2009, the PCAOB revoked the registration of our prior auditor, Moore & Associates Chartered, because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.  The Company was notified by the SEC that a due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.  For this purpose, GBH CPAs, PC has conducted a re-audit of the Company’s financial statements for the year ended December 31, 2008, for the period from Inception (June 25, 2007) through December 31, 2007 and for the period from Inception (June 25, 2007) through December 31, 2008  and, has conducted an examination of such financial statements which has resulted in the restatement thereof incorporated in this report.  In compliance with the SEC’s notification, this report incorporates the re-audited Company financial statements for the year ended December 31, 2008, for the period from Inception (June 25, 2007) through December 31, 2007 and for the period from Inception (June 25, 2007) through December 31, 2008  .

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our then Chief Executive Officer and Chief Financial Officer, Mr. Arthur Kaplan.  Based upon that evaluation, our then Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are not effective due to the lack of sufficient accounting personnel which results in a lack of proper segregation of duties.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.  Management plans to address the material weakness in internal controls noted above as sufficient resources become available.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2008 and their then positions.

Name	Age	Position Held with the Company
Arthur Kaplan 56C Page Street Gahanna, OH 43230	22	President, Treasurer, and Director
Yuriy Koltsov 56C Page Street Gahanna, OH 43230	26	Secretary

Set forth below is a brief description of the background and business experience of executive officers and directors.

Arthur Kaplan.  Arthur Kaplan was our President and Treasurer and sole director from inception through March 31, 2009. Mr. Kaplan has been involved in the medical field since 2002, working doctor's offices, the OSU Medical Center, and eventually conducting research for the Biological Sciences and Arthur G. James Cancer Hospital & Richard J. Solove Research Institute until 2007 in the field of microbiology.  Mr. Kaplan is a student at The Ohio State University double majoring in Molecular Genetics Pre-Med track & Business Administration.  He has also worked as an Investor Relations Representative, Marketing Assistant, and Demographic Scientist since 2006 in a medical environment.  His education and experience in genetics, biology, and business have been significant factors in the development and marketing of our Product line.

Yuriy Koltsov.  Yuriy Koltsov was our Secretary from inception through March 31, 2009.  Mr. Koltsov is currently a student at Ohio State University in Columbus, Ohio studying Molecular Genetics.  From May 2008 to the present, Mr. Kolstov serves as an intern for the City of Columbus Division of Power in Columbus.  From January 2004 to July 2008, he worked as Sales & Marketing Manager for Koulian Jewelers in Gahanna Ohio.  From September 2005 to January 2007, he worked as a Cancer Genetics Researcher at the Arthur G. James Cancer Hospital & Richard J. Solove Research Institute in Columbus, Ohio.  He began his career in 2002 working for a medical agency as an Executive Office Assistant, handling all meetings and required daily documents.

Subsequent Event

Effective March 31, 2009, Messrs. Kaplan and Koltsov resigned their respective officer and director positions and were replaced in their capacities by Arthur Bertagnolli. The following information sets forth the names of our current directors and executive officers, their ages as of January 20, 2010 and their current positions.

Name	Age	Office(s) Held
Arthur Bertagnolli	61	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Arthur Bertagnolli has been our President, Treasurer, Secretary CEO, CFO and sole director since March 31, 2009. He oversees all responsibilities in the areas of corporate administration, business development, and research. Mr. Bertagnolli began performing contract work for Plantation Exploration in 1988, and became a full-time employee in 1997. He served as our vice-president from 2000 until 2007, and became our President in 2007. His duties have included oil field management, competitive intelligence, demographic studies, strategic marketing, contract negotiations, account acquisition and retention, and advertising and promotion.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Kaplan,	2008	0	0	0	0	0	0	0	0
President, Treasurer and Director	2007	0	0	0	0	0	0	0	0

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

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2008 and 2007;
F-3	Statements of Operations for the year ended December 31, 2008, and the periods from inception to December 31, 2007, and from inception to December 31, 2008;
F-4	Statement of Stockholders’ Equity (Deficit) for the period from inception to December 31, 2008;
F-5	Statements of Cash Flows for the year ended December 31, 2008, and the periods from inception to December 31, 2007, and from inception to December 31, 2008;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   1        Incorporated by reference to the Registration Statement on Form S-1 filed on June 26, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Savoy Energy Corporation (fka Arthur Kaplan Cosmetics, Inc.)

By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli President, Secretary, Treasurer, and Director

January 26, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli President, Treasurer, and Director

January 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Savoy Energy Corporation
(FKA Arthur Kaplan Cosmetics, Inc.)
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheets of Savoy Energy Corporation (fka Arthur Kaplan Cosmetics, Inc.) (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008, and from inception on June 25, 2007 through December 31, 2007, and from inception on June 25, 2007 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savoy Energy Corporation (fka Arthur Kaplan Cosmetics, Inc.) (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, and from inception on June 25, 2007 through December 31, 2007, and from inception on June 25, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not generated revenues and has an accumulated deficit of $64,266 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
January 26, 2010

SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
(A Development Stage Company)
Balance Sheets

	December 31, 2008 (Restated)	December 31, 2007 (Restated)
ASSETS

CURRENT ASSETS

Cash	$540	$2,145
Prepaid expenses	-	5,000

Total Current Assets	540	7,145

TOTAL ASSETS	$540	$7,145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$25,062	$-
Related party payables	29,500	25,000
Accrued interest payable	3,694	1,042

Total Current Liabilities	58,256	26,042

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 100,000,000 shares authorized at par value of $0.001, 60,400,000 shares issued and outstanding	60,400	60,400
Additional paid-in capital	(53,850)	(54,780)
Deficit accumulated during the development stage	(64,266)	(24,517)

Total Stockholders' Equity (Deficit)	(57,716)	(18,897)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$540	$7,145

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2008 (Restated)	From Inception on June 25, 2007 Through December 31, 2007 (Restated)	From Inception on June 25, 2007 Through December 31, 2008 (Restated)

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	37,097	23,475	60,572

Total Operating Expenses	37,097	23,475	60,572

INCOME (LOSS) FROM OPERATIONS	(37,097)	(23,475)	(60,572)

OTHER EXPENSES

Interest expense	(2,652)	(1,042)	(3,694)

Total Other Expenses	(2,652)	(1,.042)	(3,694)

LOSS BEFORE INCOME TAXES	(39,749)	(24,517)	(64,266)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(39,749)	$(24,517)	$(64,266)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	60,400,000	60,400,000

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Restated)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, inception, June 25, 2007	-	$-	$-	$-	$-

Common stock issued for cash, net of direct issuance costs of $390	60,400,000	60,400	(54,780)	-	5,620

Net loss for the period ended December 31, 2007	-	-	-	(24,517)	(24,517)

Balance, December 31, 2007	60,400,000	60,400	(54,780)	(24,517)	(18,897)

Services paid for by shareholder	-	-	930	-	930

Net loss for the year ended December 31, 2008	-	-	-	(39,749)	(39,749)

Balance, December 31, 2008	60,400,000	$60,400	$(53,850)	$(64,266)	$(57,716)

The accompanying notes are an integral part of these financial statements.

SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2008 (Restated)	From Inception on June 25, 2007 Through December 31, 2007 (Restated)	From Inception on June 25, 2007 Through December 31, 2008 (Restated)

OPERATING ACTIVITIES

Net loss	$(39,749)	$(24,517)	$(64,266)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	930	-	930
Changes to operating assets and liabilities:
Prepaid expenses	5,000	(5,000)	-
Changes in accounts payable	25,062	-	25,062
Changes in accrued interest payable	2,652	1,042	3,694

Net Cash Used in Operating Activities	(6,105)	(28,475)	(34,580)

INVESTING ACTIVITIES

Purchase of property and equipment	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from related party payables	4,500	25,000	29,500
Proceeds from common stock issued, net of direct issuance costs of $-, $390 and $390	-	5,620	5,620

Net Cash Provided by Financing Activities	4,500	30,620	35,120

NET INCREASE (DECREASE) IN CASH	(1,605)	2,145	540

CASH AT BEGINNING OF PERIOD	2,145	-	-

CASH AT END OF PERIOD	$540	$2,145	$540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

 SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Savoy Energy Corporation was incorporated as Arthur Kaplan Cosmetics, Inc. (the Company) in the State of Nevada on June 25, 2007. The Company was incorporated to engage in the business of the development, production, and distribution of cosmetic products (See Note 5. Subsequent Events)

Accounting Basis
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

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

Basic Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, if any, because their inclusion would be anti-dilutive.

	For the Year Ended December 31, 2008	From Inception on June 25, 2007 Through December 31, 2007
Loss (numerator)	$(39,749)	$(24,517)
Shares (denominator)	60,400,000	60,400,000
Per share amount	$(0.00)	$(0.00)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Cash and Cash Equivalents
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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	For the Year Ended December 31, 2008	From Inception on June 25, 2007 Through December 31, 2007
Income tax expense at statutory rate	$(15,502)	$(9,561)
Change in Valuation allowance	15,502	9,561
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2007
NOL carryover	$25,063	$9,561
Valuation allowance	(25,063)	(9,561)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards of $64,266 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Recently Issued Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of operations, financial position or cash flow.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,  (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We believe that the adoption of FSP EITF 03-6-1 will not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements —an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141,  Business Combinations , but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160,  Noncontrolling Interests in Consolidated Financial Statements .  The Company will adopt this statement beginning January 1, 2009. The adoption of SFAS 141(R) impacted the Company’s accounting and financial reporting related to a business combination in April 2009 (see Note 5 Subsequent Events).

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities —Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115  Accounting for Certain Investments in Debt and Equity Securities  applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157  Fair Value Measurements .  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

2.	COMMON STOCK

During the period ended December 31, 2007, we issued 10,010,000 shares of common stock to Mr. Arthur Kaplan, the Company’s president. These shares were issued at a price of $0.0001 per share, for total proceeds of $1,010.

On October 1, 2007, we completed an offering of shares of our common stock to a total of twenty-nine (29) purchasers in an offering under Rule 504 of Regulation D of the Securities Act of 1933. We issued 5,000,000 shares of our common stock at the price of $0.001 per share for total proceeds of $5,620 (net of direct issuance costs of $390).

On May 29, 2008, the Company’s common stock was forward split on a 10 shares for 1 share basis. Effective June 2, 2009, our board of directors approved a forward split of the Company’s common stock on the basis of four shares for each share issued and outstanding.  The total number of authorized shares was not changed. The accompanying financial statements reflect the forward stock splits on a retroactive basis. The par value of the Company’s common stock remained at $0.001 per share resulting in negative additional paid-in-capital to account for certain shares issued at less than par value after adjusting for the split.

On June 4, 2009, the Company issued 996,000 shares of its common stock for consulting services to a non-related third party valued at approximately $189,000. The $189,000 fair value of the 300,000 shares was based on the Company’s stock price on the date of grant and was expensed at the grant date as there was no requisite service period.

On October 7, 2009 the Board of Directors granted 400,000 shares of common stock as payment to Art Bertagnolli for accrued salary valued at approximately $60,000. The $60,000 fair value of the 300,000 shares was based on the Company’s stock price on the date of grant and was  expensed over the requisite service period from April 2009 through September 2009.

On October 7, 2009, the Board of Directors granted 300,000 shares of common stock to directors of the Company for director fees valued at approximately $45,000.  The $45,000 fair value of the 300,000 shares was based on the Company’s stock price on the date of grant and was expensed over the requisite service period from July 2009 through September 2009.

On October 7, 2009 the Board of Directors granted 100,000 shares of common stock to a consultant for services valued at approximately $15,000.  The $15,000 fair value of the 100,000 shares was based on the Company’s stock price on the date of grant and was expensed at the grant date as there was no requisite service period.

On November 18, 2009, the Board of Directors granted 1,000,000 shares of common stock for consulting fees to a non-related third party.  The $110,000 fair value of the 1,000,000 shares was based on the Company’s stock price on the date of grant and was expensed at the grant date as there was no requisite service period.

3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues and has an accumulated deficit of $64,266 as of December 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.	RELATED PARTY TRANSACTIONS

In July 2007, we received a loan from a former officer and director in the amount of $25,000 in the form of a convertible demand promissory note.  The note bears interest at 10% per annum and is convertible into shares of our common stock at an exercise price of $0.01 per share. Additionally, the holder may at any time prior to payment in full of any outstanding principal and interest payments, convert all or any portion of the loan to equity at a conversion price of $0.01 per share of common stock. At December 31, 2008, if the holder converted the entire principal balance of the loan, he would have received 2,500,000 shares of common stock. The Company evaluated the terms of the loan in accordance with EITF 98-5 and EITF 00-27 and concluded that the conversion feature of the loan did not result in a derivative or a beneficial conversion feature since the loan is convertible into a fixed number of shares and the loan was not convertible into shares of common stock at a discount to the market value of the common stock at the time the loan was issued.

During 2008, an officer and director paid $4,500 of expenses on behalf of the Company. The advances were unsecured, non interest bearing, and had no specific terms for repayment. The amount has been included in related party payables in the financial statements as of December 31, 2008.

During 2008, a shareholder of the company paid for $930 of the Company’s legal expenses. The $930 has been recognized as legal expenses and additional paid in capital in the financial statements as of and for the year ended December 31, 2008.

In April 2009 (See Note 5 Subsequent Events) the Company’s former Chief Executive Officer and sole director, Mr. Arthur Kaplan, agreed to purchase the Company’s cosmetics business in exchange for the cancellation and return all of his common stock into treasury and the forgiveness of debts owed to him. Specifically, in the stock purchase agreement, Mr. Kaplan retired 10,100,000 shares of the Company’s common stock and forgave the Company $33,194 in related party payables (comprised of the $25,000 convertible demand promissory note, accrued interest of $3,694 thereon and the $4,500 of advances) in exchange for our business of developing, manufacturing, and selling organic personal care products specifically for men and any assets that relate to that business.

5.	SUBSEQUENT EVENTS

In April 2009, the Company completed its acquisition of Plantation Exploration, Inc., a privately held Texas corporation (“Plantation Exploration”). In conjunction with the acquisition of Plantation Exploration, the Company merged into a wholly-owned subsidiary of the Company, Savoy Energy Corporation and changed our name to Savoy Energy Corporation.

Following are the terms of the Purchase Agreement:

•
The sole shareholder of all of the capital stock of Plantation Exploration issued and outstanding immediately prior to the closing of the Merger exchanged his shares into 2,000,000 shares of our common stock. As a result, the sole shareholder of Plantation Exploration received 2,000,000 newly issued shares of our common stock.

•	As a result, immediately following the Merger, there were 17,100,000 shares of our common stock issued and outstanding.

•
Our board of directors was reconstituted to consist of Arthur Bertagnolli who, prior to the merger, was the sole director of Plantation Exploration.  In connection with the merger, we entered into an employment agreement with Mr. Bertagnolli to serve as CEO and director of our company.  The Company determined that the amounts included in the employment agreement should be accounted for separately from the business combination and considered post-combination events that will be treated as compensation expense in the post-combination financial statements. In making the assessment, the Company considered the factors in FASB ASC paragraph 805-10-55-18, which include: (a) reasons for the transaction; (b) who initiated the transaction; and (c) and the timing of the transaction.

The preliminary purchase price of Plantation Exploration was approximately $160,000, consisting of the Company’s common stock valued at approximately $160,000. The value of the 2,000,000 shares of the Company’s common stock issued was determined using acquisition-date fair value of $0.08 per share on April 2, 2009.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation herein is based on management’s preliminary assessment of the fair value of both the assets acquired and liabilities assumed. The Company is in the process of reviewing the preliminary valuation of certain acquired  assets and liabilities; thus, the allocation of the purchase price is subject to refinement.

Current assets	$6,000

Property, plant, and equipment	810,000

Other noncurrent assets	-

Identifiable intangible assets	-

Goodwill	-

Total assets acquired	816,000
Current liabilities	647,000

Other noncurrent liabilities	9,000

Long-term debt	-

Total liabilities assumed	656,000
Net assets acquired	$160,000

There was no acquired identifiable intangible assets, customer relationships, developed technology or  trade names. The excess of the fair value of the consideration paid by the Company over the fair value of the net assets of Plantation Exploration was assigned to its oil and gas properties (property, plant and equipment in the table above).

Immediately following the closing of the Merger, in a separate transaction, our former Chief Executive Officer and sole director, Mr. Arthur Kaplan, agreed to purchase our former cosmetics business in exchange for the cancellation and return all of his common stock into treasury and the forgiveness of debts we owed to him. Mr. Kaplan retired 10,100,000 shares of our common stock and forgave our company $33,194 in related party payables in exchange for our prior business of developing, manufacturing, and selling organic personal care products specifically for men and any assets that relate to that business.

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

As a result of the re-audit of December 31, 2008 and 2007 financial statements material errors have been identified in its previously issued financial statements.  These misstatements require that the financial statements for the fiscal years ended December 31, 2008 and 2007 to be restated.

Below is a summary of the changes made to the financial statements previously filed for the periods ended December 31, 2008 and December 31, 2007.

As of December 31, 2008	As Originally Reported	Adjustments	As Restated
Cash	540		540
Prepaid expenses	-		-
Total Current Assets	540		540
TOTAL ASSETS	540		540

Accounts payable	2,258	22,804 [1]	25,062
Related party payables	29,500		29,500
Accrued interest payable	3,694		3,694
Total Current Liabilities	35,452	22,804	58,256

Common stock	15,100	45,300 [2]	60,400
Additional paid-in capital	(9,090)	(44,760)[3]	(53,850)
Deficit accumulated during the development stage	(40,922)	(23,344)[4]	(64,266)
Total Stockholders’ Equity (Deficit)	(34,912)	(22,804)	(57,716)
TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	540		540

For the year ended December 31, 2008	As Originally Reported	Adjustments		As Restated
Revenues	-			-
General and administrative expenses	8,363	28,734	[5]	37,097
Interest expense	2,652			2,652
Income tax expense	-			-
Net Loss	11,015	28,734		39,749

Basic and diluted
Net loss per common share	$(0.00)			$(0.00)

Weighted average common shares outstanding	15,100,000			60,400,000

Adjustment Entry Description as of and for the year ended December 31, 2008:
[1]	Adjust for the accrual of legal fees for 2008 of $22,804 incurred in 2008.
[2]	Adjust for the 4:1forward stock split (June 2009) of $45,300.
[3]	Adjust for the 4:1 forward stock split (June 2009) of $45,690 less the contribution of $930 of legal expenses paid for by a shareholder.
[4]
Sum of the adjustments for the contribution of $930 of legal expenses paid for by a shareholder and the accrual of legal fees for 2008 of $22,804 less $390 direct issuances costs of common stock reclassified to additional paid in capital.

[5]	Sum of the adjustments to accrue legal fees for 2008 of $22,804 incurred in 2008, $5,000 paid in 2007, and $930 paid for by a shareholder.

As of December 31, 2007	As Originally Reported	Adjustments	As Restated
Cash	2,145		2,145
Prepaid expenses	-	5,000 [1]	5,000
Total Current Assets	2,145	5,000	7,145
TOTAL ASSETS	2,145	5,000	7,145

Accounts payable	-		-
Related party payables	25,000		25,000
Accrued interest payable	1,042		1,042
Total Current Liabilities	26,042		26,042

Common stock	15,100	45,300 [2]	60,400
Additional paid-in capital	(9,090)	(45,690)[3]	(54,780)
Deficit accumulated during the development stage	(29,907)	(5,390)[4]	(24,517)
Total Stockholders’ Equity (Deficit)	(23,897)	(5,000)	(18,897)
TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2,145	5,000	7,145

For the period from Inception through December 31, 2007	As Originally Reported	Adjustments	As Restated
Revenues	-		-
General and administrative expenses	23,897	(422)[4]	23,475
Interest expense	6,010	(4,968)[4]	1,042
Income tax expense	-		-
Net Loss	29,907	5,390	24,517

Basic and diluted
Net loss per common share	$(0.00)		$(0.00)

Weighted average common shares outstanding	15,100,000		60,400,000

Adjustment Entry Description as of and for the year ended December 31, 2007:
[1]	Adjust for the prepayment of legal fees for 2008 of $5,000.
[2]	Adjust for the 4:1forward stock split (June 2009) of $45,300.
[3]	Adjust for the 4:1 forward stock split (June 2009) of $45,690.
[4]
Sum of the adjustments to accrue legal fees for 2008 of $5,000 paid in 2007, $390 of direct issuance costs for common stock issued in 2007 to additional paid in capital and to reclassify $4,968 that was originally recorded as interest expense.