Form 10-K
period 2009-12-31
Savoy Energy Corp
filed 2010-04-19
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐   No ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $629,880 (based on 20,996,000 at $0.03 per share)

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.  53,646,000 shares as of March 23, 2010.

PART I
Item 1.   Business

Background

We were incorporated as “Arthur Kaplan Cosmetics, Inc.” on June 25, 2007, in the State of Nevada. We subsequently changed our name to Savoy Energy Corporation.  Our principal offices are located at 11200 Westheimer, Suite 900, Houston, TX 77042 and our telephone number is (713) 243-8788.

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

Our Business

The United States is a major producer and importer of oil, which is then refined into gasoline, kerosene, heating oil and other products. To keep up with domestic consumption, oil companies must constantly look for new sources of petroleum, as well as improve the production of existing wells.

While crude oil prices are currently somewhat depressed compared to recent years, it still represents the core of the U.S.’s energy industry. The U.S. public, government, and oil companies are all seeking ways to meet the demand for oil without increasing our dependence on foreign oil. The oil that we sell is drilled domestically, providing a cost-efficient and convenient product supply for large oil companies who distribute nationally.

We are in the process of performing recompletion and workover activities on wells in Texas.  We re-enter and bring back into production wells that have been previously drilled and subsequently abandoned for a variety of reasons. Most often the wells we pursue were drilled and abandoned by large oil companies because of uneconomical production rates.

Bringing a well back into production involves drilling into the wellhead and cleaning out the pipe, which lines the previously drilled hole. We often utilize acid to remove the sludge, which has built up and solidified in the pipe, and to decrease the viscosity of the oil, allowing it to flow more freely. Depending upon the condition of the well, we can either drill directly through bridge plugs that sit in the wellbore, or we can drill laterally into the wellbore. The initial production of a well that we re-enter is often higher than when the well was abandoned because pressure in the well has built up over time and aids in pushing oil to the surface.

We have retained Forrest A. Garb & Associates, a petroleum consulting firm specializing in geological analyses of oil wells, as an independent contractor. They evaluate abandoned wells and provide seismic and geological analyses of the wells, and counsel us in our decisions regarding which wells we should pursue. Based upon their recommendations, as well as the knowledge and experience of our executive officers, we will pursue an oil lease with the landowner who holds the property containing a sought-after well. Upon securing a lease, which generally provides that the landowner receives 25% of the revenue generated by the well, we begin the reclamation process. We currently hold leases, as well as title and right-of-way access, on four wells in Texas, all of which are currently producing crude oil. These wells are referred to as:  Ali-O No.1, Rozella Kifer and Zavadil No.1.  Three other parties hold fractional interests in these wells also. Each has a Well Interest (“WI”), which reflects the overall “ownership” of the well, but not the percentage of revenue because operational expenses have not been allowed for. Each party is also entitled to a Net Revenue Interest (“NRI”), or a percentage of the net revenues of a given well. Interests held by us are shown in the table below:

		WI %	NRI %
Ali-O	Savoy	52.50%	46.75%

Rozella Kifer	Savoy	52.50%	40.75%

Zavadil	Savoy	46.00%	33.91%

Glass	Savoy	2.75%	2.065

We have also identified 48 other wells, ten that are producing and 34 that have been shut in but have seismic or other data indicating that they are favorable candidates for recompletion and workover.  We hope to acquire these potential assets in the next twelve months.

We presently use Lucas Energy, Inc. as operator to conduct field operations. This allows us to pursue our business plan without the overhead costs of employees, and the logistical concerns of scheduling, insurance, and human resources. Lucas Energy, Inc. is a working interest partner in the Ali-O, Rozella Kifer and Zavadil and conducts all of the field operations associated with  these three wells, including drilling, pumping, and transporting to our customers. Our agreement with   Lucas Energy, Inc. is by operating agreement. The Glass 59 #2 Well is operated by Bright & Co.

Currently, we sell all of the oil we produce to Gulfmark Energy, an oil broker who in turn sells oil to Royal Dutch Shell, one of the world’s largest oil companies. The price at which they purchase our oil is based upon the previous month’s open market crude oil prices, and is reset monthly accordingly. Thus, while we are susceptible to large trends in crude oil prices, we are not vulnerable to daily fluctuations.

Our offices are located at 11200 Westheimer, Suite 900, Houston TX 77042.

Oil Drilling

The creation and life of a well can be divided up into five segments: Planning, Drilling, Completion, Production, and Abandonment.

Planning

Geologists use seismic surveys to search for geological structures that may form oil reservoirs. The classic method includes making underground explosion nearby and observing the seismic response that provides information about the geological structures underground. However, passive methods that extract information from naturally-occurring seismic waves are also utilized.  Other instruments such as gravimeters and magnetometers are also sometimes used in the search for petroleum. When extracting crude oil, it normally starts by drilling wells into the underground reservoir. When an oil well has been tapped, a geologist, known on the rig as the "mudlogger," will note its presence. Historically, in the U.S., some oil fields existed where the oil rose naturally to the surface, but most of these fields have long since been used up, except certain places in Alaska. Often many wells, called multilateral wells, are drilled into the same reservoir, to ensure that the extraction rate will be economically viable. Also, secondary wells may be used to pump water, steam, acids or various gas mixtures into the reservoir to raise or maintain the reservoir pressure, and so maintain an economic extraction rate.

Drilling

An oil well is created by drilling a hole 5 to 36 inches in diameter into the earth with a drilling rig which rotates a drill string with a bit attached. The drill bit, aided by the weight of thick walled pipes called "drill collars" above it, cuts into the rock. There are different types of drillbits, some cause the rock to fail by compressive failure. Others shear slices off the rock as the bit turns. Drilling fluid is pumped down the inside of the drill pipe and exits at the drill bit in order to cool the bit, lift rock cuttings to the surface, and prevent bore destabilization. The pipe or drill string to which the bit is attached is gradually lengthened as the well gets deeper by screwing in additional 30-foot (10 m) sections of pipe at the surface.

After the hole is drilled, sections of steel tubing, or casing, slightly smaller in diameter than the borehole, are placed in the hole. Cement may be placed between the outside of the casing and the borehole. The casing provides structural integrity to the newly drilled wellbore in addition to isolating potentially dangerous high pressure zones from each other and from the surface.

With these zones safely isolated and the formation protected by the casing, the well can be drilled deeper (into potentially more-unstable and violent formations) with a smaller bit, and also cased with a smaller size casing. Modern wells often have 2-5 sets of subsequently smaller hole sizes drilled inside one another, each cemented with casing.

This process is all facilitated by a drilling rig which contains all necessary equipment to circulate the drilling fluid, hoist and turn the pipe, control downhole pressures, remove cuttings from the drilling fluid, and generate onsite power for these operations.

Completion

After drilling and casing the well, it must be “completed.” Completion is the process by which the well is prepared to produce oil or gas.  In a cased-hole completion, small holes called perforations are made in the portion of the casing which passed through the production zone, to provide a path for the oil to flow from the surrounding rock into the production tubing. In open hole completion, often “sand screens” or a “gravel pack” is installed in the last drilled, uncased reservoir section. These maintain structural integrity of the wellbore in the absence of casing, while still allowing flow from the reservoir into the wellbore. Screens also control the migration of formation sands into production pipes and surface equipment, which can cause significant problems.

After a flow path is made, acids and fracturing fluids are pumped into the well to fracture, clean, or otherwise prepare and stimulate the reservoir rock to optimally release oil into the wellbore. Finally, the area above the reservoir section of the well is packed off inside the casing, and connected to the surface via a smaller diameter pipe called tubing. This arrangement provides a redundant barrier to oil leaks as well as allowing damaged sections to be replaced. Also, the smaller diameter of the tubing draws oil at an increased velocity in order to overcome the hydrostatic effects of heavy fluids such as water. In many wells, the natural pressure of the subsurface reservoir is high enough for the oil to flow to the surface. However, this is not always the case, especially in depleted fields where the pressures have been lowered by other producing wells, or in low permeability oil reservoirs. Installing a small diameter tubing may be enough to help the production, but artificial lift methods may also be needed. Common solutions include downhole pumps, gas lift, or surface pump jacks. Many new systems in the last ten years have been introduced for well completion, including all in one systems that have cut completion costs and improved production, especially in the case of horizontal wells.
Production

The production stage is the most important stage of a well's life, when the oil is produced. By this time, the oil rigs and workover rigs used to drill and complete the well have moved off the wellbore, and the top is usually outfitted with a collection of valves called a production tree. These valves regulate pressures, control flows, and allow access to the wellbore in case further completion work is needed. From the outlet valve of the production tree, the flow can be connected to a distribution network of pipelines and tanks to supply the product to refineries or oil export terminals.  As long as the pressure in the reservoir remains high enough, the production tree is all that is required to produce the well. If the pressure is depleted and it is considered economically viable, one of the artificial lift methods mentioned above can be employed.

Workovers are often necessary in older wells, which may need smaller diameter tubing, scale or paraffin removal, acid matrix jobs, or completing new zones of interest in a shallower reservoir. Such remedial work can be performed using workover rigs – also known as pulling units to pull and replace tubing, or by the use of a well intervention technique called coiled tubing. Enhanced recovery methods such as water flooding, steam flooding, or CO2 flooding may be used to increase reservoir pressure and provide a push to move oil out of the reservoir. Such methods require the use of injection wells (often chosen from old production wells in a carefully determined pattern), and are used when facing problems with reservoir pressure depletion, high oil viscosity, or can even be employed early in a field's life. In certain cases – depending on the reservoir's geomechanics – reservoir engineers may determine that ultimate recoverable oil may be increased by applying a water flooding strategy early in the field's development rather than later.

Abandonment

When a well no longer produces or produces so poorly that it is a liability, it is abandoned. In this process, tubing is removed from the well and sections of wellbore are filled with cement to isolate oil and water zones from each other, as well as the surface. Completely filling the wellbore with cement is costly and unnecessary. The surface around the wellhead is then excavated, and the wellhead and casing are cut off, a cap is welded in place and then buried.

The production from an oil well declines over time as oil is extracted. The point at which the well no longer makes a profit and is plugged and abandoned is called the Economic Limit. The equation to determine the economic limit contains four factors, namely: (1) taxes, (2) operating cost, (3) oil price, and (4) royalty. Because of differences in operating costs, different companies may have different Economic Limits for a given well.

At the Economic Limit for large oil companies there often is still a significant amount of unrecoverable oil left in the reservoir. They might be tempted to defer physical abandonment for a period of time, hoping that the oil price will go up or that new supplemental recovery techniques will be perfected. However, lease provisions and governmental regulations usually require quick abandonment; liability and tax concerns also may favor abandonment.

Oil Well Re-entry and Workovers

Workover activities include one or more of a variety of remedial operations on a producing well to try to increase production.  These operations include:

Sand Cleanout Operations are performed to remove the buildup of sand in the wellbore.  In wells that produce from loosely consolidated sandstone formations, a certain amount of sand is usually produced with oil. Although some of this sand will be produced at the surface, most of it will accumulate at the bottom of the hole. Continued accumulation of the sand in the wellbore will eventually cut the oil-producing rate and may even halt production altogether. When this problem, known as sanding, occurs, a service rig equipped with a sand pump on a wire line is called to the scene. The sand pump is a special tool which removes the sand from the wellbore.

Repairing Casings - Casings can be damaged by corrosion, abrasion, pressure, or other forces that create holes or splits. A packer is run down the well to locate the hole in the casing. Fluid is pumped into the casing above the packer. A loss of pressure indicates a hole in the casing. The following are the principal methods for repairing casing:

•      Squeeze cementing.
•      Patching a liner.
•      Replacing casing.
•      Adding a liner.
•      Opening collapsed casing.

Sidetracking is the workover term for drilling a directional hole to bypass an obstruction in the well that cannot be removed or damage to the well, such as collapsed casing, that cannot be repaired. Sidetracking is also done to deepen a well or to relocate the bottom of the well in a more productive zone, which is horizontally removed from the original well. To sidetrack, a hole (called a window) is made in the casing above the obstruction. The well is then plugged with cement below the window. Special drill tools, such as a whipstock, bent housing, or bent sub are used to drill off at an angle from the main well. This new hole is completed in the same manner as any well after a casing is set.

Plug-back places a cement plug at one or more locations in a well to shut off flow from below the plug. Plug-back is also used before abandoning a well or before sidetracking is done. There are two methods for placing a cement plug in a well:

1.              Plug-back using tubing.
2.              Plug-back using a dump bailer

Acidizing - Acid treatments have been applied to wells in oil and gas bearing rock formations for many years. Acidizing is probably the most widely used workover and stimulation practice in the oil industry.  By dissolving acid soluble components within underground rock formations, or removing material at the wellbore face, the rate of flow of oil may be significantly increased.  A number of different acids are used in conventional acidizing treatments, the most common are:

•               Hydrochloric, HCl
•               Hydrofluoric, HF
•               Acetic, CH3COOH
•               Formic, HCOOH
•               Sulfamic, H2NSO3H
•               Chloroacetic, ClCH2COOH

These acids differ in their characteristics. Choice of the acid and any additives for a given situation depends on the underground reservoir characteristics and the specific intention of the treatment. The majority of acidizing treatments carried out utilize hydrochloric acid (HCl).

Oil Industry in the United States

The oil/energy industry is extremely large. According to the Department of Energy (“DOE”), fossil fuels (including coal, oil, and natural gas) make up more than 85% of the energy consumed in the U.S. as of 2008, with oil supplying 40% of U.S. energy needs.  There are two major sectors within the oil industry, upstream and downstream.  Upstream refers to the exploration and production of oil and gas.  Many analysts look at upstream expenditures from previous quarters to estimate future industry trends. For example, a decline in upstream expenditures usually trickles down to other areas such as transportation and marketing.  Downstream refers to oil and gas operations after the production phase and through to the point of sale.  It is the commercial side of the business, such as gas stations or the delivery of oil for heat.

Oil Price:  Determining Factors

The Organization of Petroleum Exporting Countries (“OPEC”) is an intergovernmental organization consisting of 11 member countries dedicated to the stability and prosperity of the petroleum market. OPEC membership is open to any country that is a substantial exporter of oil and that shares the ideals of the organization. Output quotas placed by OPEC can send huge shocks throughout the energy markets. When OPEC meets to determine oil supply for the coming months, the price of oil can fluctuate wildly.

The oil industry is easily influenced by economic and political conditions.  If a country is in a recession, fewer products are being manufactured, not as many people drive to work, take vacations, etc.  All of these variables factor into less energy use.  Oil and gas prices fluctuate on a minute by minute basis. Many factors determine the price of oil, but supply and demand are the chief deciding factors. Demand typically does not fluctuate too much (except in the case of recession), but supply shocks can occur for a number of reasons.

Recompletion and Workover Industry

Recompletion and workover operations on oil wells have become more common due to continuing trends of rising petroleum demand and new technology that enables up to 50% of the reserves in a well to be drained before the well is capped. While current demand and prices are down, the industry is focused more on the longer term trend of increasing demand. The Associated Press reported in 2005 that, in California, wells that are 45 years old are being put back into production, with many wells in Los Angeles having been shut down after only 20 or 25% of the oil was extracted.  Jerome R. Corsi, Ph.D., co-author of Black Gold Stranglehold: The Myth of Scarcity and the Politics of Oil, states that, "The decision to uncap California oil wells proves that U.S. oil production did not peak because we ran out of domestic oil," and that "Much oil in the U.S. has been kept in the ground awaiting new technology and higher prices.”

John Martini, CEO of the California Independent Petroleum Association, told World Net Daily in 2005 that many wells are being opened up because new technology permits companies to drill anywhere from 100 to 1,000 feet deeper with economically productive results. "Oil production is like any other industrial process," Mr. Martini noted, "in that new technology lets you work smarter and more efficiently.”  Another factor Martini cited was that the continued higher price of crude oil "puts in place a new set of dynamics, where smaller and smaller companies can come in and open up the capped wells profitably…In many cases, the infrastructure is already in place, so putting these wells back into production will not cause an unseemly impact on the landscape." While the price of crude oil has dropped significantly over the past year, industry leaders are confident that it will rebound.

Competition

We compete with a number of established drillers and distributors who specialize in recompletion and workover projects in Texas and sell crude oil to large oil companies. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several drillers and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

•
Southern Plains Oil Corp is an independent oil company focused on the workover and enhancement of known oil production in Texas and Oklahoma.  They have recovery programs in Oklahoma, such as their Big Sky Unit, and plan to produce the  more than 1.3 million barrels of proven recoverable oil from their wells.  Workover activities have also been scheduled for the company's Great Plains project, consisting of 45 wells located in Wichita County, Texas.

•	Consolidated Oil & Gas specializes in reentry well projects throughout Texas and the Gulf Coast region.
•
Freestone Resources is an East Texas based oil and gas company currently active in Texas and New Mexico. In addition to oil and gas lease acquisitions and petroleum waste disposal, they perform development activities including recompletions, developmental drilling, and utilize emerging technologies and products specifically in the area of well treatment.

•
Wentworth Energy is an independent exploration and production company focused on developing North American oil and natural gas reserves. They own a 27,557-acre mineral block in east central Freestone County and west central Anderson County in the active East Texas Basin.  They recently announced the recompletion of the Shiloh #3 well, and are also evaluating the Rodessa zone in existing wellbores on their Anderson County, Texas acreage for possible recompletion.

•
Tradestar Resources Corporation is an independent energy company that is engaged in the exploration, development, exploitation and acquisition of on-shore oil and natural gas properties in conventional producing areas of the United States.  They conduct their primary operations in Texas and focus on enhancement opportunities such as infill drilling, recompletions, secondary recovery projects, repairs and equipment changes.

•
Maranatha is our contract operator. They specialize in oil well workovers, and perform similar contract operator work for three other public companies and one private company. Maranatha also holds leases on twelve wells of their own, performing their own operations work and producing crude oil for sale to large oil companies.

•	Lucas Energy is an independent company engaged in re-entry and workover projects in Texas similar to ours. They hold leases on 46 wells, and have a fractional interest in all four of our wells.

We compete primarily on the basis of our ability to deliver quality crude oil, and our relationships with contract operators and large oil companies. We believe that our success will depend upon our ability to remain competitive in our industry. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We do not currently have any intellectual property.

Regulatory Matters

Overview

We are required to abide by complex federal, state and local laws and regulations that cover the oil and gas industry in the United States.  In Texas, the Railroad Commission of Texas (“RCT”) has primary regulatory jurisdiction over oil and natural gas industry, pipeline transporters, natural gas & hazardous liquid pipeline industry, and the LP-gas industry. While we are required to abide by these statutes and regulations, the implementation of these compliance activities currently rests with our contract operator. If we begin acting as our own operator, we will become responsible for ensuring compliance with these laws and regulations. Prior to becoming our own operator, we would also be required to post a bond with the Texas Oil and Gas Association, to ensure our compliance and remediation in the event of our non-compliance. We may also be required to obtain work permits and perform remediation work for any physical disturbance to the land in order to comply with RCT regulations. Currently, we have not experienced any difficulty with compliance to any laws or regulations which affect our business. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business, prevent us from carrying out our extraction program, and make compliance with new regulations unduly burdensome.

Set forth below is a review of the regulatory issues that affect our business:

Transportation

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, the FERC in February 2003 increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Some states have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Laws

We are required to abide by complex federal, state and local laws and regulations that cover environmental issues in the oil and gas industry in the United States.  We are subject to the laws and regulations of the Texas Commission on Environmental Quality as well as the RCT. These laws and regulations generally require us to take precautions in our operations against environmental contamination, and to restore sites to their prior condition when we abandon a well. These tasks are currently performed by our contract operator, and the costs are part of the fee we pay them to perform this work for us.

Set forth below is a review of the environmental issues that affect our business:

General

Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

▪	require the acquisition of various permits before drilling commences;

▪	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

▪	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

▪	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on our operating costs.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Waste Handling

The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil or natural gas are currently regulated under RCRA or state non-hazardous waste provisions. Releases or spills of these regulated materials may result in remediation liabilities under these statutes. It is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the Superfund Law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In the course of our operations, we may generate wastes that may fall within CERCLA’s definition of hazardous substances. Further, we currently own, lease or operate properties that have been used for oil and natural gas exploration and production for many years. Hazardous substances or petroleum may have been released on, at or under the properties owned, leased or operated by us, or on, at or under other locations, including off-site locations, where such hazardous substances or other wastes have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose handling, treatment and disposal of hazardous substances, petroleum, or other materials or wastes were not under our control. These properties and the substances or materials disposed or released on, at or under them may be subject to CERCLA, RCRA or analogous or other state laws. Under such laws, we could be required to remove previously disposed substances and wastes or released petroleum, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances into waters of the United States or state waters. Under these laws, the discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Oil Pollution Act of 1990, or OPA, which amends and augments the Clean Water Act, establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the United States. In addition, OPA and regulations promulgated pursuant thereto impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. OPA also requires certain oil and natural gas operators to develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance.

Air Emissions

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. Oil and gas operations may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants, including volatile organic compounds, nitrous oxides, and hydrogen sulfide.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

Endangered Species, Wetlands and Damages to Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration or production or seek damages to species, habitat, or natural resources resulting from filling or construction or releases of oil, wastes, hazardous substances or other regulated materials.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and similar state statutes require that we organize and/or disclose information about hazardous materials stored, used or produced in our operations.

Recent studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil and natural gas, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for our products. Additionally, the U.S. Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the U.S. Environmental Protection Agency abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. This Supreme Court decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in U.S. federal courts in a manner unfavorable to our industry. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Private Lawsuits

In addition to claims arising under state and federal statutes, where a release or spill of hazardous substances, oil and gas or oil and gas wastes have occurred, private parties or landowners may bring lawsuits against oil and gas companies under state law. The plaintiffs may seek property damages, personal injury damages, remediation costs or injunctions to require remediation or restoration of contaminated property, soil, groundwater or surface water. In some cases, oil and gas operations are located near populated areas and emissions or accidental releases could affect the surrounding properties and population.

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

Item 3.   Legal Proceedings

Panos Industries, LLC v. Savoy Energy Corporation, et. al., District Court, Clark County, Nevada Case # A-10-612340-C.

On March 19, 2010, this action was filed in the above-entitled Court seeking damages “…in excess of $150,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company.  This action is in its very early stages and as of this date the Company has not been served with the Summons and Complaint and has therefore not filed any Answer to the Complaint. While the outcome of this matter cannot be predicted, the Company specifically denies that it is indebted to Plaintiff and believes that any claims purportedly asserted in the lawsuit are without merit.  The Company further believes that it has meritorious claims against Plaintiff which arose in connection with the merger of the Company’s predecessor (Arthur Kaplan Cosmetics, Inc.) with Plantation Exploration, Inc. and in connection with the aftermath of the merger.  The Company intends to vigorously defend any claims asserted by the Plaintiff and to aggressively prosecute its claims against the Plaintiff.  Even if the Company is ultimately successful in defending this action, it will incur legal fees and other expenses in connection with such defense, the amount of which cannot be predicted at this time.  Such expenses could have a material impact on the Company’s future operating results and have an adverse impact on the Company’s funds available for its operations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2009.

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

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	0.418	0.065
September 30, 2009	0.53	.0.13
June 30, 2009	0.49	0.0675
March 31, 2009	0.1125	0.065

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	0.50	0.18
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a

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

Holders of Our Common Stock

As of December 31, 2009, we had 31,296,000 shares of our common stock issued and outstanding, held by approximately 14 shareholders of record.

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

Recent Sales of Unregistered Securities

On April 14, 2009, the Company issued 2,000,000 shares (8,000,000 shares post a 4 for 1 forward split effective June 3, 2009) to Arthur Bertagnolli in connection with the merger of Plantation Exploration, Inc. and the Company.

On June 11, 2009, the Company issued 249,000 shares (996,000 shares post a 4 for 1 forward split effective June 3, 2009) to The James J. Cerna Revocable Trust in exchange for services valued at $49,800.

On November 6, 2009, the Company issued 400,000 shares to Arthur Bertagnolli in exchange for services valued at $80,000.

On November 6, 2009, the Company issued 100,000 shares to Raymond A. Crabbe in exchange for services as a director of the Company valued at $20,000.

On November 6, 2009, the Company issued 100,000 shares to William F. Howell in exchange for services as a director of the Company valued at $20,000.

On November 6, 2009, the Company issued 100,000 shares to Charles J. Jacobus in exchange for services as a director of the Company valued at $20,000.

On November 6, 2009, the Company issued 100,000 shares to Roderic Salazar in exchange for services valued at $20,000.

On November 6, 2009, the Company issued 1,000,000 shares to Excelsus Capital Partners, LLC (shares were mistakenly issued in the name of Craig Cardillo, a principal of Excelsus Capital Partners, LLC) in exchange for services valued at $200,000.

On December 18, 2009, the Company issued 500,000 shares to The RLB 2006 Irrevocable Trust in exchange for an interest in a well valued at $350,000.

On January 26, 2010, the Company issued 1,000,000 shares to Excelsus Capital Partners, LLC for services rendered.

On February 1, 2010, the Company issued 800,000 shares to Rio Sterling Holdings, LLC for repayment of the Company's note payable with a face amount of $12,500.00.

On February 1, 2010, the Company issued 800,000 shares to Barclay Lyons, LLC for repayment of the Company's note payable with a face amount of $12,500.00.

On February 1, 2010, the Company issued 1,250,000 shares to Tombstone Capital, LLC for repayment of the Company's note payable with a face amount of $12,500.00

On March 4, 2010, the Company issued 10,000,000 shares to Arthur Bertagnolli in exchange for services rendered.

On March 4, 2010, the Company issued 2,000,000 shares to Excelsus Capital Partners, LLC for services rendered.

On March 4, 2010, the Company issued 3,000,000 shares to Excelsus Consulting, LLC for services rendered.

On March 4, 2010, the Company issued 500,000 shares to Robert L. B. Diener, LLC for services rendered.

On March 18, 2010, the Company issued 1,500,000 shares to Rio Sterling Holdings, LLC for repayment for Company's note payable with a face amount of $10,000.00.

On March 18, 2010, the Company issued 1,500,000 shares to Barclay Lyons, LLC for repayment for Company's note payable with a face amount of $10,000.00.

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

Plan of Operation

Overview

We are in the business of re-entering, re-completing, extracting oil, and selling oil from previously drilled wells in the United States. Our plan of operations is to economically extract a significant amount of the “left-behind” oil from previously drilled sites.

We currently hold leases on and are producing oil from three wells: Ali-O No.1, Rozella Kifer, Zavadil No.1. We also own a 2.75% working interest in the producing Glass 59 #2 well.  We will continue our workover efforts on these wells, and seek to duplicate our successful efforts with other wells. We have retained Forrest A. Garb & Associates, a petroleum consulting firm specializing in geological analyses of oil wells, to work with us to locate and screen a number of abandoned oil wells prospects for viability.  Our evaluations include an assessment of production potential of each well using geological evaluations including the use of seismic data as available.  In addition to the four wells that we are currently have in operation, we have also already identified 34 other wells as targets for acquisition: six that are producing and 28 that have been abandoned but have seismic or other data indicating that they are favorable candidates for recompletion or workover.

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

We continue to find ways to reduce expenses and increase efficiency. Recently, decisions were made to convert all applicable wells to operate on electricity. Electricity is cheaper as an energy source and also electric motors have lower maintenance expenses than gas-operated engines. To further this end, plans were made to install the “Jack Shaft Reducer” on our Rozella Kifer Well. The Jack Shaft Reducer is expected to both increase efficiency and decrease maintenance costs which will in turn extend the life of the well’s production.  This was installed subsequent to the period ended September 30, 2009 and we have already begun to reap benefits from the conversions.

Developments in Expansion of Wells

We signed a letter of intent to acquire 100% of the working interest in the Wright Well in Gonzalez County, Texas from Lucas Energy, Inc., an independent crude oil and gas company.  The letter of intent has expired, however, as of the date of this report negotiations are continuing to purchase a 100% interest in the well. No definitive agreements have been signed to date, but we are continuing to pursue the proposed transaction.

We signed a participation agreement with Paragon Petroleum, Inc., an independent crude oil and gas company, in the Glass 59 #2 well which has been recently completed. The completion data from Bright & Co., the operator has increased from anticipated production to initial production levels of 53 bopd of oil and 858 mcf of gas.

Results of Operations for the Fiscal Years ended December 31, 2009 and December 31, 2008

Revenues. Our total revenue reported for the fiscal year ended December 31, 2009 was $35,885, an increase from $-for the fiscal year ended December 31, 2008.

Lease Operating Expenses.  Our revenues are offset by our lease operating expenses related to our wells.  The lease operating expenses for the fiscal year ended December 31, 2009 were $8,068. There were no comparable expenses in the fiscal year ended December 31, 2008.

Depletion and Impairment.  Depletion expense for the fiscal year ended December 31, 2009 was $3,508 and we recorded $647,305 impairment expense in the fiscal year ended December 31, 2009.  There were no comparable expenses in the fiscal year ended December 31, 2008.

Operating Expenses.  Operating expense for the fiscal year ended December 31, 2009 was $847,434 compared to $37,097 for the fiscal year ended December 31, 2008.  The increase is the result of the merger of the Company with Plantation Exploration, Inc. which closed in April, 2009.  The increase in operating expense includes the recognition of stock compensation expense, certain non-cash expenses relating to the recognition of stock options and relating to stock issued for services during the fiscal year ended December 31, 2009.

Other Income (Expenses). We recorded interest expenses of $47,296 for the fiscal year ended December 31, 2009, compared with $2,652 interest income for the fiscal year ended December 31, 2008. The increase in interest expense is associated with a loans entered into during fiscal 2009.

Net Income (Loss). We reported a net loss of $1,517,726 or $0.04 per share for the fiscal year ended December 31, 2009 compared with a net loss of $39,749 or $0.00 per share for the fiscal year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $62,717. Our total current liabilities as of December 31, 2009 were $1,010,587.  Thus, we had a working capital deficit of $947,870 as of December 31, 2009.

Operating activities used $42,695 in cash for the fiscal year ended December 31, 2009. Our net loss of $1,517,726 was the primary component of our negative operating cash flow, offset by depletion, amortization and depreciation expense, amortization of stock options, impairment of oil and gas properties and stock compensation. We had no investing activities during the fiscal year ended December 31, 2009. Cash flows provided by financing activities during the fiscal year ended December 31, 2009 was $302,500 consisting of proceeds from notes payable and other borrowings offset by certain note payments.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2009, we have generated losses from operations, have an accumulated deficit of $1,581,992 and a working capital deficiency of $947,870. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

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

On August 27, 2009, the PCAOB revoked the registration of our prior auditor, Moore & Associates Chartered, because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.  The Company was notified by the SEC that a due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.  For this purpose, GBH CPAs, PC has conducted a re-audit of the Company’s financial statements for the year ended December 31, 2008, for the period from Inception (June 25, 2007) through December 31, 2007 and for the period from Inception (June 25, 2007) through December 31, 2008 and has conducted an examination of such financial statements which has resulted in the restatement thereof incorporated in this report.  In addition to the Company’s financial statements for the year ended December 31, 2009 and for the period from Inception (June 25, 2007) through December 31, 2009 and for the period from Inception (June 25, 2007) through December 31, 2008, this report also incorporates the re-audited Company financial statements for the year ended December 31, 2008, for the period from Inception (June 25, 2007) through December 31, 2007 and for the period from Inception (June 25, 2007) through December 31, 2008.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the year ended December 31, 2009.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2009 and their then positions.

Name	Age	Office(s) Held
Arthur Bertagnolli	62	President, Chief Executive Officer, Chief Financial Officer and Director
William F. Howell	78	Director
Raymond F. Crabbe	61	Director
Charles J. Jacobus	62	Director
Donald C. Rusk	82	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Arthur Bertagnolli has been our President, CEO, CFO and director since 2007. He oversees all responsibilities in the areas of corporate administration, business development, and research. Mr. Bertagnolli began performing contract work for Plantation Exploration in 1988, and became a full-time employee in 1997. He served as our vice-president from 2000 until 2007, and became our President in 2007. His duties have included oil field management, competitive intelligence, demographic studies, strategic marketing, contract negotiations, account acquisition and retention, and advertising and promotion. Mr. Bertagnolli followed in the footsteps of his late father, who retired from Shell Oil after 33 years of service, by beginning his oil and gas career with Dresser Industries in 1980. He is a graduate of the University of South Florida with a B.A. in Management.

William F. Howell has been a director of the Company since June 2010. Mr. Howell’s oil and gas experience spans 47 years, both onshore and offshore.  Mr. Howell has worked as a geologist domestically in Oklahoma, Texas and the Gulf of Mexico and internationally in Libya.   Mr. Howell received a BS degree in Geology from the University of Oklahoma in 1954.  His previous experience includes 13 years (1955 – 1968) as an exploration geologist at Continental Oil Company followed by 6 years (1968 – 1974) as Gulf Coast Exploration Manager for Mesa Petroleum.   Mr. Howell originated prospects and organized a bidding group for participation in the Gulf of Mexico Shelf Exploration when he founded Paragon Petroleum, Inc. in 1978.  Roberts Oil and Gas benefited from his services from 1981 to 1988 when he served as an Exploration Vice President.  Mr. Howell also served on the Board of Directors of Roberts Oil and Gas, Inc., but no longer holds that position.   From 1989 to June 2000, he served as a Senior Exploration Advisor to Hardy Oil & Gas and participated in the transition of Hardy to the new company, Mariner Energy, Inc. which is primarily active in the Gulf Coast.  Since 2000, Mr. Howell continues to serve as the President of Paragon Petroleum, Inc.

Raymond A. Crabbe has been a director of the Company since June 2010.  Mr. Crabbe has had a thirty-five year career with extensive knowledge and experience in oil and gas.  This experience includes pipeline, chemical, petrochemical, refining and offshore.  Mr. Crabbe has both domestic and international expertise in oil and gas gathering, pipeline, storage, transmission and loading facilities.  His domestic experience covers all fifty of the United States and his international experience includes South America, Russia, Asia, Middle East, Indonesia, Canada, Africa and the Virgin Islands.    In the past five years, Mr. Crabbe has been employed by Chevron (2005 – 2006); STV Inc. in 2007; and Mustang Engineering from 2007 to present.  Mr. Crabbe received an AS, in Engineering Technology from San Jacinto College in 1970, a BS in Engineering Technology from the University of Maryland in 1973, a BS in Construction Management from Almeda University in 2000 and an MBA in Management from Almeda University in 2003.

Charles J. Jacobus has been a director of the Company since June 2010. Mr. Jacobus has been an accomplished real estate attorney and publisher since 1973.  He has a sole practice law office and maintains affiliations with many real estate associations as they pertain to commercial and residential real estate law in the State of Texas.  Mr. Jacobus has published numerous books focused on Georgia, Ohio and Texas Real Estate Law, co-authoring many of them.  Mr. Jacobus holds a State Bar of Texas license as well as a Texas Real Estate Broker license.  Mr. Jacobus received a Bachelor of Science from the University of Houston, Doctor of Jurisprudence from the University of Houston.

Donald C. Rusk has been a director of the Company since October 2009.  Since 1991, he has been an independent consultant with respect to exploration projects in Algeria, Ecuador, Egypt, France, Hungary, Jordan, Liberia, Libya, Malta, Madagascar, Mozambique, Morocco, Sierra Leone, Syria, Tunisia and other countries for twenty U.S. and non-U.S. major and independent oil companies.  He is a graduate of the University of Colorado with a B.A. in Geology.

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

Code of Ethics

As of December 31, 2009, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. We anticipate that we will adopt a code of ethics during 2010.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Kaplan,	2009	0	0	0	0	0	0	0	0
Former President, Treasurer and Director	2008	0	0	0	0	0	0	0	0
Arthur Bertagnolli,	2009	56,000	0	70,000	0	0	0	454,639	580,639
President, CEO, CFO, Director	2008	0	0	0	0	0	0	0	0
William F Howell,	2009	0	0	15,000	0	0	0	0	15,000
Director	2008	0	0	0	0	0	0	0	0
Raymond F. Crabbe,	2009	0	0	15,000	0	0	0	0	15,000
Director	2008	0	0	0	0	0	0	0	0
Charles J. Jacobus,	2009	0	0	15,000	0	0	0	0	15,000
Director	2008	0	0	0	0	0	0	0	0
Donald C. Rusk,	2009	0	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer and director as of December 31, 2009.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Arthur Kaplan, Former President, Treasurer and Director	-	-	-	-	-	-	-	-	-
Arthur Bertagnolli, President, CEO, CFO, Director	-	6,000,000	-	$1.00	4/1/2014	6,000,000	$180,000	-	-
William F Howell, Director	-	-	-	-	-	-	-	-	-
Raymond F. Crabbe, Director	-	-	-	-	-	-	-	-	-
Charles J. Jacobus, Director	-	-	-	-	-	-	-	-	-
Donald C. Rusk, Director	-	-	-	-	-	-	-	-	-

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Kaplan	-	-	-	-	-	-	-
Arthur Bertagnolli	-	-	-	-	-	-	-
William F. Howell	-	15,000	-	-	-	-	15,000
Raymond F. Crabbe	-	15,000	-	-	-	-	15,000
Charles J. Jacobus	-	15,000	-	-	-	-	15,000
Donald C. Rusk	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 31,296,000 Shares of Common Stock issued and outstanding as of December 31, 2009. Addresses for all of the individuals listed in the table below are c/o Savoy Energy Corporation, 11200 Westheimer, Suite 900, Houston, TX  77042.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Arthur Bertagnolli	Common Stock	8,400,000	26.84%
William F. Howell	Common Stock	100,000	*
Raymond F. Crabbe	Common Stock	100,000	*
Charles J. Jacobus	Common Stock	100,000	*
Donald C. Rusk	Common Stock	—	—

DIRECTORS AND OFFICERS – TOTAL	Common Stock	8,800,000	28.12%
* Less than 1%

5% SHAREHOLDERS
NONE

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$32,000	$0	$0	$0
2008	$3,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2009 and 2008;
F-3	Statements of Operations for the years ended December 31, 2008 and December 31, 2009, and the period from inception to December 31, 2009;
F-4	Statement of Stockholders’Equity (Deficit) for the period from inception to December 31, 2009;
F-5	Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008, and the period from inception to December 31, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Actof 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Savoy Energy Corporation

By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
President, Secretary, Treasurer, CEO, CFO and Director

April 16, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
President, Secretary, Treasurer, CEO, CFO and Director

April 16, 2010

By:	/s/ William F. Howell
William F. Howell
Director

April 16, 2010

By:	/s/ Raymond F. Crabbe
Raymond F. Crabbe
Director

April 16, 2010

By:	/s/ Charles J. Jacobus
Charles J. Jacobus
Director

April 16, 2010

By:	/s/ Donald C. Rusk
Donald C. Rusk
Director

April 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Savoy Energy Corporation
(FKA Arthur Kaplan Cosmetics, Inc.)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Savoy Energy Corporation (fka Arthur Kaplan Cosmetics, Inc.)  and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note2 to the financial statements, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit, which raises substantial doubt about their ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 16, 2010

SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
Consolidated Balance Sheets

ASSETS
	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash	$60,345	$540
Accounts receivable	2,372	-
Total Current Asset	62,717	540

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	761,987	-
Accumulated depletion, depreciation, amortization, and impairment	(650,813)	-
Oil and Gas Properties, Net	111,174	-

TOTAL ASSETS	$173,891	$540

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$354,088	$25,062
Advances from related parties	151,003	29,500
Accrued interest payable	57,996	3,694
Notes payable	447,500	-
Total Current Liabilities	1,010,587	58,256

LONG-TERM LIABILITIES
Asset retirement obligations	9,683	-
TOTAL LIABILITIES	1,020,270	58,256

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized at par value of $0.001, 31,296,000 and 60,400,000 shares issued and outstanding, respectively	31,296	60,400
Additional paid-in capital	704,317	(53,850)
Accumulated deficit	(1,581,992)	(64,266)

Total Stockholders' Deficit	(846,379)	(57,716)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$173,891	$540

The accompanying notes are an integral part of these consolidated financial statements.

SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2009	2008
REVENUES
Oil and gas revenues	$35,885	$-
Total Revenues	35,885	-

COSTS AND EXPENSES

Lease operating expenses	8,068	-
General and administrative expenses	847,434	37,097
Depletion, depreciation, amortization and
impairment expense	650,813	-

Total Costs and Expenses	(1,506,315)	(37,097)

LOSS FROM OPERATIONS	(1,470,430)	(37,097)

OTHER EXPENSES

Interest expense	(47,296)	(2,652)

LOSS BEFORE INCOME TAXES	(1,517,726)	(39,749)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,517,726)	$(39,749)

BASIC AND DILUTED - INCOME
(LOSS) PER SHARE	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	36,849,468	60,400,000

The accompanying notes are an integral part of these consolidated financial statements.

SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	60,400,000	$60,400	$(54,780)	$(24,517)	$(18,897)

Services paid for by shareholder	-	-	930	-	930
Net loss for the year ended December 31, 2008	-	-	-	(39,749)	(39,749)

Balance, December 31, 2008	60,400,000	$60,400	$(53,850)	$(64,266)	$(57,716)

Cancellation of shares	(40,400,000)	(40,400)	40,400	-	-
Acquisition of Plantation Exploration, Inc.	8,000,000	8,000	114,132	-	121,632
Shares issued for oil and gas properties	500,000	500	44,500	-	45.000
Shares issued for services	2,796,000	2,796	458,454	-	461,750
Amortization of options	-	-	100,681	-	100,681
Net loss for the year ended December 31, 2009	-	-	-	(1,517,726)	(1,517,726)

Balance, December 31, 2009	31,296,000	$31,296	$704,317	$(1,581,992)	$(846,379)

The accompanying notes are an integral part of these consolidated financial statements.

SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

OPERATING ACTIVITIES

Net loss	$(1,517,726)	$(39,749)
Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	-	930
Depletion, depreciation, amortization and impairment	650,813	-
Accretion of asset retirement obligations	387	-
Stock compensation	562,431	-
Accounts receivable	3,776	-
Prepaid expenses	-	5,000
Accounts payable and accrued expenses	257,624	27,714

Net Cash Used in Operating Activities	(42,695)	(6,105)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from advances from related parties		4,500
Payments on notes payable	(10,000)	-
Proceeds from notes payable	112,500	-

Net Cash Provided by Financing Activities	102,500	4,500

NET INCREASE (DECREASE) IN CASH	59,805	(1,605)

CASH AT BEGINNING OF YEAR	540	2,145

CASH AT END OF YEAR	$60,345	$540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Plantation Exploration, Inc.	$121,632	$-
Common stock issued for accounts payable	$33,194	$-
Cancellation of common stock	$40,400	$-
Oil and gas properties conveyed in exchange for debt	$100,000	$-
Common stock issued for oil and gas properties	$45,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

 SAVOY ENERGY CORPORATION
(FKA ARTHUR KAPLAN COSMETICS, INC.)
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 1 - FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

Savoy Energy Corporation (the “Company”) was incorporated as “Arthur Kaplan Cosmetics, Inc.” on June 25, 2007, in the State of Nevada. Our principal offices are located at 11200 Westheimer, Suite 900, Houston, TX 77042 and our telephone number is (713) 243-8788.

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

Subsequently, on April 3, 2009, we merged with another wholly-owned subsidiary of our company, known as Savoy Energy Corporation in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed our name to Savoy Energy Corporation.

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

Certain amounts in prior periods have been reclassified to conform to current period presentation

NOTE 2 - GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this report, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

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

The Company’s consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

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

Ceiling test

In applying the full cost method, The Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

Oil and gas properties, not subject to amortization.

The amortization of the oil and gas properties not classified as proved begins when the oil and gas properties become proved, or their values become impaired. The Company assesses the realizability of its properties not characterized as proved on at least an annual basis or when there is or has been an indication that an impairment in value may have occurred. The impairment of properties not classified as proved is assessed based on management’s intention with regard to future exploration and development of individually significant properties, and the Company’s ability to secure capital funding to finance such exploration and development. If the result of an assessment indicates that a property is impaired, the amount of the impairment is added to the capitalized costs in its full cost pool and they are amortized over production from proved reserves

As of December 31, 2009, the carrying value of all oil and gas properties were subject to amortization. The Company has no carrying value for properties not subject to amortization.

Revenue and cost recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred. Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract.  The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property.  A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves.  For oil sales, this occurs when the customer's truck takes delivery of oil from the operators’ storage tanks.

Stock-Based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 during the the year ended December 31, 2009 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying financial statements as of December 31, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of ASC 105-10 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In January 2010, the FASB issued ASU No. 2010-03, “Extractive activities — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures”. The main provisions of ASU No. 2010-03 are the following: (1) expanding the definition of oil- and gas- producing activities to include the extraction of saleable hydrocarbons, in solid, liquid, or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction; (2) entities should use first-day-of-the-month price during the 12-month period (the 12-months average price) in calculating proved oil and gas reserves and estimating related standardized measure of discounted net cash flows; (3) requiring entities to disclose separately information about reserves quantities and financial statement amounts for geographic areas that represent 15 percent or more of proved reserves; (4) separate disclosure for consolidated entities and equity method investments. ASU No. 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. The Company adopted ASU No. 2010-03 for the 2009 annual financial statements. This adoption did not have a material impact on the Company’s reported reserves evaluation, results of operations, financial position or cash flows.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – BUSINESS COMBINATION

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

Current assets	$6,000

Property, plant, and equipment	862,000

Other noncurrent assets	-

Identifiable intangible assets	-

Goodwill	-

Total assets acquired	868,000
Current liabilities	708,000

Other noncurrent liabilities	-

Long-term debt	-

Total liabilities assumed	708,000
Net assets acquired	$160,000

There was no acquired identifiable intangible assets, customer relationships, developed technology or  trade names. The excess of the fair value of the consideration paid by the Company over the fair value of the net assets of Plantation Exploration was assigned to its oil and gas properties (property, plant and equipment in the table above).

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Plantation Exploration, LLC had occurred as of the first day of the years ended December 31, 2009 and 2008:

	2009	2008
Total revenues	$48,000	$173,000
Net loss	(1,800,000)	(860,000)
Net loss per share—Basic	(0.05)	(0.01)
Net loss per share—Diluted	(0.05)	(0.01)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

In addition, pursuant to the terms and conditions of the Merger Agreement:

•
The sole shareholder of all of the capital stock of Plantation Exploration’s issued and outstanding immediately prior to the closing of the Merger exchanged his shares into 2,000,000 pre-split (8,000,000 post-split) shares of the Company’s common stock. As a result, the sole shareholder of Plantation Exploration received 2,000,000 pre-split (8,000,000 post -split) newly issued shares of the Company’s common stock.

•
Our board of directors was reconstituted to consist of Arthur Bertagnolli who, prior to the Merger, was the sole director of Plantation Exploration. In connection with such, we entered into an employment agreement (“Employment Agreement”) with Mr. Bertagnolli to serve as CEO and director of our company. The terms of the Employment Agreement are set forth below.

•
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

Employment Agreement

Pursuant to the terms and conditions of the Employment Agreement:

Mr. Bertagnolli will serve as President, CEO, Chairman and sole director of the Company and Plantation Exploration. The Company agreed to compensate Mr. Bertagnolli $14,000 per month for the first 12 months and $20,000 per month for the second 12 month period. As of December 31, 2009 we have accrued $84,000 as payable to Mr. Bertagnolli for his salary. Subsequent to September 30, 2009, we issued 400,000 post-split shares of common stock to Mr. Bertagnolli as payment for $70,000 of his salary payable.

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

The Company further agreed to issue Mr. Bertagnolli options to purchase up to 5% of our outstanding common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement. The Company and Mr. Bertagnolli have since agreed that the number of options issuable under the agreement was to be 4,000,000 shares of our common stock under the same terms. The fair value of the options is $181,820 which was valued using the Black-Scholes pricing model at the date of grant. Variables used in the Black-Scholes pricing model include (1) discount rate of 1.35%, (2) expected term of 5 years, (3) expected volatility of 142% and (4) zero expected dividends.

Under the Employment Agreement, the Company is obligated to pay Mr. Bertagnolli a cash bonus of 5% of the net proceeds of any sale of the Company to any larger oil and gas company, with an additional 5% if Mr. Bertagnolli secures the purchaser.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

In accordance with ASC 410, “Accounting for Asset Retirement Obligations” ECCE records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. ECCE accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at ECCE's credit-adjusted risk-free interest rate. No market risk premium has been included in ECCE's calculation of the ARO balance.

The following is a description of the changes to the Company's asset retirement obligations for the years ended December 31,

	2009	2008

Asset retirement obligations at beginning of year	$-	$-

Acquisition of properties	9,296	-

Change in estimate	-	-

Accretion expense	387	-

Asset retirement obligations at end of year	$9,683	$-

NOTE 6 – NOTES PAYABLE

On September 24, 2008 Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy. The amended agreements provided for total borrowings of $335,000 and $360,000,respectively, due on demand. During the year ended December 31, 2009, the Company borrowed an additional $40,000 from OIL. As of December 31, 2009, the Company had received $360,000 from OIL. The interest is payable in-kind at 5,000 (20,000 post-split) shares of common stock of the Company for each month the debt remains unpaid. Both the January 27, 2009 and May 4, 2009 agreements require the Company to issue 5,000 (20,000 post-split) shares of common stock to OIL as financing fees.

On December 10, 2009, the Company settled outstanding debts to Lucas Energy, Inc. in the amount of $100,000.  In exchange for the settlement and release of the debt, the Company agreed to exchange a 16% working interest in the Rozella Kifer No.1, Louis Zavadil No.1 and Ali-O Unit No.1 wells.

On December 17, 2009, the Company borrowed $37,500 from a non-related third party bearing interest at 6% per annum. The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on June 30, 2010. The Company is using the proceeds for working capital. The outstanding  balance of $37,500 has been classified as current debt at December 31, 2009.

On December 29, 2009, the Company borrowed $50,000 from a two non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on June 30, 2010. The Company is using the proceeds for working capital. The outstanding  aggregate balance of $50,000 has been classified as current debt at December 31, 2009.

NOTE 7 – STOCK OPTIONS AND WARRANTS

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

The Company further agreed to issue Mr. Bertagnolli options to purchase up to 5% of our outstanding common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement. The Company and Mr. Bertagnolli have since agreed that the number of options issuable under the agreement was to be 4,000,000 shares of our common stock under the same terms. The fair value of the options is $181,820 which was valued using the Black-Scholes pricing model at the date of grant. Variables used in the Black-Scholes pricing model include (1) discount rate of 1.35%, (2) expected term of 5 years, (3) expected volatility of 142% and (4) zero expected dividends.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/08	-	$-
Granted	8,000,000	1.00
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at 12/31/09	8,000,000	$1.00

Options outstanding and their relative exercise price at December 31, 2009 are as follows:

Exercise Price	Number of shares	Remaining life	Aggregate Intrinsic Value (In-the-money) Options
1.00	8,000,000	4.25 years	$-
	8,000,000		$-

NOTE –8 RELATED PARTY TRANSACTIONS

During 2008, the former officer and director paid $4,500 of expenses on behalf of the Company. The advances were unsecured, non interest bearing, and had no specific terms for repayment. The amount was forgiven as part of the business combination (see Note 4). As of December 31, 2009 and 2008, $0 and $33,194, respectively has been included in related party payables in the financial statements.

During 2008, a shareholder of the company paid for $930 of the Company’s legal expenses. The $930 has been recognized as legal expenses and additional paid in capital in the financial statements as of and for the year ended December 31, 2008.

As of December 31, 2009, a shareholder had advanced the Company $151,003 for operating costs. The advances are repayable on demand.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND LITIGATION

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on Company output over and above base compensation based on the Company’s achievement of specified milestones.  As of this date, none of those milestones have been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company to a larger company.

Panos Industries, LLC v. Savoy Energy Corporation, et. al., District Court, Clark County, Nevada Case # A-10-612340-C.

On March 19, 2010, this action was filed in the above-entitled Court seeking damages “…in excess of $50,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company.  This action is in its very early stages and as of this date the Company has not been served with the Summons and Complaint and has therefore not filed any Answer to the Complaint. While the outcome of this matter cannot be predicted, the Company specifically denies that it is indebted to Plaintiff and believes that any claims purportedly asserted in the lawsuit are without merit.  The Company further believes that it has meritorious claims against Plaintiff which arose in connection with the merger of the Company’s predecessor (Arthur Kaplan Cosmetics, Inc.) with Plantation Exploration, Inc. and in connection with the aftermath of the merger.  The Company intends to vigorously defend any claims asserted by the Plaintiff and to aggressively prosecute its claims against the Plaintiff.  Even if the Company is ultimately successful in defending this action, it will incur legal fees and other expenses in connection with such defense, the amount of which cannot be predicted at this time.  Such expenses could have a material impact on the Company’s future operating results and have an adverse impact on the Company’s funds available for its operations.

NOTE 10 – EARNINGS PER SHARE

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

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
ss (numerator)	$(1,517,726)	$(39,749)
Shares (denominator)	36,849,468	60,400,000
Per share amount	$(0.04)	$(0.00)

NOTE 11 - INCOME TAXES

The Company provides for income taxes under Statement ASC 740 Accounting for Income Taxes. ASC 740  requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2008
Income tax expense at statutory rate	$(597,763)	$(15,502)
Change in Valuation allowance	597,763	15,502
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2008	December 31, 2008
NOL carryover	$622,829	$25,063
Valuation allowance	(622,826)	(25,063)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards of $64,266 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

 NOTE 12 - COMMON STOCK

On April 2, 2009, in accordance with the Merger Agreement dated March 31, 2009, our Acquisition Sub merged with and into Plantation Exploration, and the sole stockholder of Plantation Exploration (Arthur Bertagnolli) received 2,000,000 shares of our common stock (8,000,000 post split).  In conjunction with te closing of the Merger on April 4, 2009, in connection with the sale of the Company’s previous business, Arthur Kaplan cancelled 40,400,000 shares Company stock owned by him.

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

On October 7, 2009 the Board of Directors granted 400,000 shares of common stock as payment to Art Bertagnolli for accrued salary valued at approximately $60,000. The $60,000 fair value of the 400,000 shares was based on the Company’s stock price on the date of grant and was expensed over the requisite service period from April 2009 through December 2009.

On October 7, 2009, the Board of Directors granted 300,000 shares of common stock to directors of the Company for director fees valued at approximately $45,000.  The $45,000 fair value of the 300,000 shares was based on the Company’s stock price on the date of grant and was expensed over the requisite service period from July 2009 through December 2009.

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

On December 18, 2009, the Company issued 500,000 shares to The RLB 2006 Irrevocable Trust in exchange for an interest in a well. .  The $45,000 fair value of the 500,000 shares was based on the Company’s stock price on the date of grant and was included in the capitalized costs of its oil and gas properties at the grant date.

  NOTE  13- SUPPLEMENTAL OIL AND GAS INFORMATION-(Unaudited)

Proved oil and gas reserve quantities are based on estimates prepared externally by an independent engineer in accordance with guidelines established by the Securities Exchange Commission (SEC).

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production. The following reserve data related to the properties represents estimates only and should not be construed as being exact. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the performance of the reservoirs, as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. The evolution of technology may also result in the application of improved recovery techniques, such as supplemental or enhanced recovery projects, which have the potential to increase reserves beyond those currently envisioned.

Estimates of proved reserves are derived from quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing operating and economic conditions and rely upon a production plan and strategy.

Modernization of Oil and Natural Gas Reporting Requirements

Effective for fiscal years ending on or after December 31, 2009, the Securities and Exchange Commission (“SEC”) approved revisions designed to modernize reserve reporting requirements for oil and natural gas companies.  In addition, effective for the same period, the Financial Accounting Standards Board issued Accounting Standards Codification Update 2010-03, “Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures,” to provide consistency with the new SEC rules.  The Company adopted the new requirements effective December 31, 2009.

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$-
Oil (Bbl)	$61.19

(1) This measure is not intended to represent the market value of estimated reserves.

Reserve engineering is inherently a subjective process of estimating underground accumulations of oil, natural gas and NGL that cannot be measured exactly.  The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment.  Accordingly, reserve estimates may vary from the quantities of oil, natural gas and NGL that are ultimately recovered.  Future prices received for production may vary, perhaps significantly, from the prices assumed for the purposes of estimating the standardized measure of discounted future net cash flows.  The standardized measure of discounted future net cash flows should not be construed as the market value of the reserves at the dates shown.  The 10% discount factor required to be used under the provisions of applicable accounting standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry.  The standardized measure of discounted future net cash flows is materially affected by assumptions about the timing of future production, which may prove to be inaccurate.

In accordance with SEC regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2008	-	-
Acquisitions	-	6,275
Extensions, discoveries and improved recovery	-	-
Production	-	294
Sale of minerals in place	-	-
Revisions of previous estimates	-	-
Balance, December 31, 2009	-	5,981

Proved developed as of December 31, 2009	-	5,981
Proved developed as of December 31, 2008	-	-

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the Company’s oil and gas producing activities and the related accumulated depletion as of December 31, 2009:

	2009	2008
Proved properties	761,987	-
Unproved leasehold	-	-
Less accumulated depletion	(650,813)	-
Net capitalized costs	$111,174	$-

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2009 and 2008:

	2009	2008
Acquisition costs	$861,987	$-
Development costs	-	-
Total Costs Incurred	$862,936	$-

The following disclosures concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with FAS 69. As prescribed by FAS 69, the amounts shown are based on prices and costs at the end of each period and a 10 percent annual discount factor.

Future cash flows are computed by applying fiscal year-end prices of natural gas and oil to year-end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineer by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income taxes are based on currently enacted statutory rates.

The standardized measure of discounted future net cash flows is not intended to represent the replacement costs or fair value of the Company’s natural gas and oil properties. An estimate of fair value would take into account, among other things, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates of natural gas and oil producing operation.

Reserve estimates were prepared by both external and internal sources.

Standardized Measure of Discounted Future Net Cash Flow

	2009	2008
Future cash inflows	$325,785	$-
Future costs-
Operating	(81,447)	-
Development and abandonment	-	-
Future net cash flows before income taxes	244,338	-
Future income taxes	(85,518)	-
Future net cash flows before income taxes	158,820	-
Discount at 10% annual rate	(47,646)	-
Standardized measure of discounted future net cash flows	$111,174	-

The following reconciles the change in the standardized measure of discounted net cash flow for the year ended December 31, 2009 and 2008

	2009	2008
Beginning of year	$-	$-
Acquisition of oil and gas properties	861,987	-
Extensions, discoveries and improved recovery	-	-
Revision of quantity estimates	-	-
Sales of minerals in place	-	-
Net change in prices and production costs	-	-
Accretion of discount	-	-
Sales, net of production costs	(26,778)	-
Change in future development costs	-	-
Net change in income taxes	(724,035)	-
End of year	$111,174	$-

NOTE 14– SUBSEQUENT EVENTS

On January 26, 2010, the Company issued 1,000,000 shares to Excelsus Capital Partners, LLC for services rendered.

On February 1, 2010, the Company issued 800,000 shares to Rio Sterling Holdings, LLC for repayment of the Company’s note payable with a face amount of $12,500.00.

On February 1, 2010, the Company issued 800,000 shares to Barclay Lyons, LLC for repayment of the Company’s note payable with a face amount of $12,500.00.

On February 1, 2010, the Company issued 1,250,000 shares to Tombstone Capital, LLC for repayment of the Company’s note payable with a face amount of $12,500.00

On March 4, 2010, the Company issued 10,000,000 shares to Arthur Bertagnolli in exchange for services rendered.

On March 4, 2010, the Company issued 2,000,000 shares to Excelsus Capital Partners, LLC for services rendered.

On March 4, 2010, the Company issued 3,000,000 shares to Excelsus Consulting, LLC for services rendered.

On March 4, 2010, the Company issued 500,000 shares to Robert L. B. Diener, LLC for services rendered.

On March 18, 2010, the Company issued 1,500,000 shares to Rio Sterling Holdings, LLC for repayment of the Company’s note payable with a face amount of $10,000.00.

On March 18, 2010, the Company issued 1,500,000 shares to Barclay Lyons, LLC for repayment for Company’s note payable with a face amount of $10,000.00.

On March 31, 2010, the Company secured a 2.75% working and revenue interest in the Glass 59 #2 well in Sterling County, Texas that is operated by Bright & Company.