Form 10-K/A
period 2009-12-31
Savoy Energy Corp
filed 2010-04-20
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number:  333-151960

Savoy Energy Corporation

(Exact name of Company as specified in its charter)

Nevada	26-0429687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Westheimer, Suite 900 Houston, TX	77042
(Address of principal executive offices)	(Zip Code)

Company’s telephone number: 713-243-8788

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.001	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

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