Form 10-Q
period 2010-03-31
Savoy Energy Corp
filed 2010-05-10
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,146,000 common shares as of April 25, 2010.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets (unaudited) as of March 31, 2010 and December 31, 2009;	4

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009;	5

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009;	6

Notes to Consolidated Financial Statements (unaudited);	7

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q and should be read in conjunction with the audited financial statements and notes to thereto contained in the Company’s annual report filed with the SEC on Form 10K for the year ended December 31, 2009.  In the opinion of management, all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year 2009 as reported in Form 10-K have been omitted.

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,341	$60,345
Accounts receivable	1,247	2,372
Total current assets	19,588	62,717

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	778,167	761,987
Accumulated depletion, depreciation, amortization and impairment	(654,104)	(650,813)
Oil and gas properties, net	124,063	111,174

TOTAL ASSETS	$143,651	$173,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$324,056	$354,088
Advances from related party	151,003	151,003
Accrued interest payable	59,626	57,996
Notes payable	470,000	447,500
Total current liabilities	1,004,685	1,010,587

LONG-TERM LIABILITIES
Asset retirement obligations	10,609	9,683
TOTAL LIABILITIES	1,015,294	1,020,270

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized,
53,646,000 and 31,296,000 shares issued and outstanding, respectively	53,646	31,296
Additional paid-in-capital	1,514,068	704,317
Accumulated deficit	(2,439,357)	(1,581,992)
Total stockholders’ deficit	(871,643)	(846,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$143,651	$173,891

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009

REVENUE
Oil and gas revenues	$18,755	$-
Total revenues	18,755	-

COSTS AND EXPENSES
Lease operating expenses	12,931	-
General and administrative expenses	650,242	22,804
Depletion, depreciation, amortization and impairment expense	3,291	-
Accretion expense	926	-
Total costs and expenses	667,390	22,804
Loss from operations	(648,635)	(22,804)

OTHER INCOME (EXPENSES)
Interest expense	(1,630)	-
Loss on settlement of debt	(207,100)	-
Total other income (expenses)	(208,730)	-

Net loss	$(857,365)	$(22,804)

Basic and diluted net loss per share	$(0.02)	$(0.00)

Weighted average common shares outstanding-basic and diluted	39,175,444	60,400,000

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(857,365)	$(22,804)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depletion, depreciation, amortization and impairment	3,291	-
Accretion expense	926	-
Stock based compensation	524,000	-
Loss on settlement of debt	207,100	-
Changes in operating assets and liabilities
Accounts receivable	1,125	-
Accounts payable and accrued liabilities	15,099	22,264
Net cash used in operating activities	(105,824)	(540)

Cash flows from investing activities:
Purchase of oil and gas properties	(16,180)	-
Net cash used in investment activities	(16,180)	-

Cash flows from financing activities:
Proceeds from issuance of debt	80,000	-
Net cash provided by financing activities	80,000	-

Net decrease in cash and cash equivalents	(42,004)	(540)
Cash and cash equivalents, at beginning of period	60,345	540
Cash and cash equivalents, at end of period	$18,341	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Noncash investing and financing activities:
Common stock issued for debt	$57,500	$-

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Savoy Energy Corporation ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Savoy’s annual report filed with the SEC on Forms 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year 2009 as reported in Form 10-K have been omitted.

NOTE 2 – ORGANIZATION AND HISTORY

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

The results of operations and cash flow for the period ended March 31, 2009 reflect only the results of Arthur Kaplan Cosmetics, Inc., as the acquisition of Plantation Exploration, Inc., Inc. occurred on April 2, 2009.  The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Plantation Exploration, Inc had occurred as of the first day of the quarter ended March 31, 2009:

Three Months Ended March 31, 2009
Total revenues	$15,464
Net loss	(54,895)
Net loss per share—Basic	(0.01)
Net loss per share—Diluted	(0.01)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Effective June 2, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on the basis of four shares for each share issued and outstanding (4:1 split). The total number of authorized shares has not been changed. The Company’s unaudited consolidated financial statements reflect the stock split on a retro-active basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Debt

The Company accounts for debt at the face amount of the debt offset by applicable discounts and recognizes interest expense for accrued interest payable under the terms of the debt. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term. Beneficial conversion features of debt are valued and the related amounts recorded as discounts on the debt.  Discounts are amortized to interest expense using the effective interest method over the term of the debt.  Any unamortized discount upon settlement or conversion of debt is recognized immediately as interest expense.

Fair Value of Financial Instruments

As of March 31, 2010, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

Oil and gas properties, not subject to amortization

The amortization of the oil and gas properties not classified as proved begins when the oil and gas properties become proved, or their values become impaired. The Company assesses the realizability of its properties not characterized as proved on at least an annual basis or when there is or has been an indication that an impairment in value may have occurred. The impairment of properties not classified as proved is assessed based on management’s intention with regard to future exploration and development of individually significant properties, and the Company’s ability to secure capital funding to finance such exploration and development. If the result of an assessment indicates that a property is impaired, the amount of the impairment is added to the capitalized costs in its full cost pool and they are amortized over production from proved reserves

As of March 31, 2010, the carrying value of all oil and gas properties were subject to amortization. The Company has no carrying value for properties not subject to amortization.

Revenue Recognition

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

Deferred Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share of Common Stock

Basic net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the reporting period when they are anti-dilutive, common share equivalents, if any, are not considered in the computation.  No computation for diluted earnings per share was prepared for the convertible debt (See Note 6) to issue 2,666,667 shares of common stock at a conversion price of $0.03 per share that were outstanding because the conversion would be anti-dilutive to diluted net loss per share.

Recent Accounting Pronouncements

The Company does not expect recent accounting standards or interpretations issued or recently adopted to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 4 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of the date of this report, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 5 – OIL AND GAS PROPERTIES

During February 2010 the Company secured a 2.75% working interest in an oil and gas property in Sterling County, Texas for no consideration except to fund the Company’s portion of the costs. During the three months ended March 31, 2010, the Company paid $13,133 for its share of drilling costs. These costs were capitalized as oil and gas properties at March 31, 2010.

NOTE 6 – NOTES PAYABLE

On September 24, 2008 Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for loans totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement to assign the debt from Plantation Exploration to Savoy; the amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand. The interest is payable in-kind at 30,000 shares of common stock of the Company on May 4, 2009 and 5,000 shares of common stock of the Company for each month the debt remains unpaid. The Company has not issued the shares for interest to OIL but has included the value of the shares to be issued in accrued interest payable. During the three months ended March 31, 2010, the Company repaid $57,500 of the outstanding balance at December 31, 2009 of $360,000 via the issuance of shares to non-related third parties (see Note 9) and as of March 31, 2010, the outstanding balance of due to OIL was $302,500. No additional loans were made to the Company under this financing agreement during the three months ended March 31, 2010.

On December 17, 2009, the Company borrowed $37,500 from a non-related third party bearing interest at 6% per annum. The loan is unsecured and the principal and accrued and unpaid interest are payable at maturity on June 30, 2010. The Company is using the proceeds for working capital. The outstanding balance of $37,500 has been classified as current debt at March 31, 2010.

On December 29, 2009, the Company borrowed $50,000 from a two non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest are payable at maturity on June 30, 2010. The Company is using the proceeds for working capital. The outstanding aggregate balance of $50,000 has been classified as current debt at March 31, 2010.

On March 17, 2010, the Company borrowed $80,000 under two convertible promissory notes from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest are payable at maturity on September 17, 2010. The Company is using the proceeds for working capital. The outstanding   balance of $80,000 has been classified as current debt at March 31, 2010.  At any time prior to the payment in full of the entire balance of the notes, the lenders have the option of converting all or any portion of the unpaid balance of the note into shares of common stock at a conversion price equal to $0.03 per share, subject to adjustment upon certain events.  Assuming no adjustment to the conversion price, if the lenders convert the entire principal balance of the note, they would receive 2,666,667 shares of  the Company’s common stock. The Company evaluated the terms of the note and concluded that the notes did not result in derivatives nor were there beneficial conversion features since the notes were convertible into shares of common stock at the market value of the common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the three months ended March 31, 2010, the Company received no additional cash advances. As of March 31, 2010, the outstanding balance of advances from related party was $151,003.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/09	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at 03/31/10	8,000,000	$1.00

Options outstanding and their relative exercise price at March 31, 2010 are as follows:

Exercise Price	Number of shares	Remaining life	Aggregate Intrinsic Value (In-the-money) Options
$1.00	8,000,000	4.00 years	$-
	8,000,000		$-

NOTE 9 - COMMON STOCK

On January 26, 2010, the Company issued 1,000,000 common shares valued at $56,000, based on the fair market value using quoted market prices on the date of grant to Excelsus Capital Partners, LLC for services rendered. The value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On February 1, 2010, the Company issued 800,000 common shares valued at $44,800, based on the fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a loss of $32,300 on settlement of debt.

On February 1, 2010, the Company issued 800,000 common shares valued at $44,800, based on the fair market value using quoted market prices on the date of grant to Barclay Lyons, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a loss of $32,300 on settlement of debt.

On February 1, 2010, the Company issued 1,250,000 common shares valued at $70,000, based on the fair market value using quoted market prices on the date of grant to Tombstone Capital, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a loss of $57,500 on settlement of debt.

On March 4, 2010, the Company issued 10,000,000 common shares valued at $330,000, based on the fair market value using quoted market prices on the date of grant to Arthur Bertagnolli in satisfaction of accrued but unpaid compensation due to Arthur Bertagnolli of $43,500 and recorded compensation expense of $286,500 in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On March 4, 2010, the Company issued 2,000,000 common shares valued at $66,000, based on the fair market value using quoted market prices on the date of grant to Excelsus Capital Partners, LLC for services rendered. The  value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On March 4, 2010, the Company issued 3,000,000 common shares valued at $99,000, based on the fair market value using quoted market prices on the date of grant to Excelsus Consulting, LLC for services rendered. The  value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On March 4, 2010, the Company issued 500,000 common shares valued at $16,500, based on the fair market value using quoted market prices on the date of grant to Robert  Diener, LLC for services rendered. The value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On March 18, 2010, the Company issued 1,500,000 common shares valued at $52,500, based on the fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and recorded a loss of $42,500 on settlement of debt.

On March 18, 2010, the Company issued 1,500,000 common shares valued at $52,500, based on the fair market value using quoted market prices on the date of grant to Barclay Lyons, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and recorded a loss of $42,500 on settlement of debt.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND LITIGATION

During January 2010, the Company entered into a consulting agreement with an unrelated third party and paid the consultant a commitment fee of $5,000 and issued the consultant 1,000,000 fully vested shares of common stock (see Note 9). The Company amended the consulting agreement in March 2010 that extended the term for twelve months from the date of the amendment and issued the consultant 5,000,000 fully vested shares of common stock (2,000,000 shares on March 4, 2010 valued at $66,000 and 3,000,000 shares on March 4, 2010 valued at $99,000 – See Note 9). As amended, the consulting agreement includes the following commitments:

i.	The consultant will receive $5,000 per month for twelve months;
ii.	The consultant will receive a referral fee of 10% cash and 10% equity of the aggregate amount of each successful equity financing;
iii.	The consultant will receive a referral fee of 5% cash and 5% equity of the aggregate amount of each successful debt financing.

During March 2010, the Company executed an investor relations agreement whereby the Company agreed to pay an initial payment of $15,000 and 100,000 shares of the Company’s common stock. The Company paid the $15,000 and has accrued the value of the 100,000 common shares of $3,200, based on the fair market value using quoted market prices on the date of grant. The Company has committed to pay the consultant $15,000 per month for six months, automatically renewed for another six months and thereafter renewable by mutual agreement.

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on Company output over and above base compensation based on the Company’s achievement of specified milestones.  As of March 31, 2010, none of those milestones have been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company to a larger company.

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

NOTE 11 – SUBSEQUENT EVENTS

On April 15, 2010, the Company issued 1,500,000 common shares valued at $45,000, based on the fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and recorded a realized loss of $35,000 on settlement of debt.

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

We currently hold leases on and are producing oil from the following wells: our working interests in Ali-O No.1, Rozella Kifer No. 1, Zavadil No.1, our 8.6% overriding royalty interest in Team Bank, our 2.0% overriding royalty interest in Henry E. –A- #1 Christian, our 1.0% overriding royalty interest in Mary Martha #1, and our 5.0% overriding royalty interest in W.L. Barnett ET AL #1 & #2. We also own a 2.75% working interest in the Glass 59 #2 well.  We will continue our workover efforts on these wells, and seek to duplicate our successful efforts with other wells. We have retained Forrest A. Garb & Associates, a petroleum consulting firm specializing in geological analyses of oil wells, to work with us to locate and screen a number of abandoned oil wells prospects for viability.  Our evaluations include an assessment of production potential of each well using geological evaluations including the use of seismic data as available.  In addition to the four wells that we are currently have in operation, we have also already identified 34 other wells as targets for acquisition: six that are producing and 28 that have been abandoned but have seismic or other data indicating that they are favorable candidates for recompletion or workover.

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

We continue to find ways to reduce expenses and increase efficiency. Recently, decisions were made to convert all applicable wells to operate on electricity. The Company believes that electricity is cheaper as an energy source and also electric motors have lower maintenance expenses than gas-operated engines. To further this end, plans were made to install the “Jack Shaft Reducer” on our Rozella Kifer Well. The Jack Shaft Reducer is expected to both increase efficiency and decrease maintenance costs which will in turn extend the life of the well’s production, although this cannot be quantified at this time.

On March 27, 2010 the Zavadil #1 well was placed online and closely monitored under full electric power. This is the second producing well that the Company has operating under full electric power.   The Company will now begin the process to convert its Ali-O #1 oil well to operate under full electric power.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues. Our total revenue reported for the three months ended March 31, 2010 was $18,755. The increase was due to the acquisition of Plantation Exploration, Inc. on April 2, 2009.

Lease Operating Expenses.   The lease operating expenses for the three months ended March 31, 2010 was $12,931. The increase was due to the acquisition of Plantation Exploration, Inc. on April 2, 2009.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the three months ended March 31, 2010 was $3,291. The increase was due to the acquisition of Plantation Exploration, Inc. on April 2, 2009.  The net carrying values of our oil and gas properties in increased at March 31, 2010 to $124,063 as compared to $111,174 at December 31, 2009.  We had no impairment in the three months ended March 31, 2010.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2010 increased to $650,242 from $22,804 for the comparable quarter in 2009 of $33,406. The increase in general and administrative expense was largely attributable to the recognition of stock compensation expense. Stock was issued for services during the quarter ended March 31, 2010 versus none in the comparable quarter of 2009.

Other Income (Expenses). We recorded interest expenses of $1,630 for the three months ended March 31, 2010.  The increase was due to the acquisition of Plantation Exploration, Inc. on April 2, 2009.  We also recorded a loss on the settlement of a debt of $207,100 with Oil Investment Leases, Inc. as a result of the repayment of a portion of our debt with common shares that had a greater fair value than the amount of debt settled.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $19,588. Our total current liabilities as of March 31, 2010 were $1,004,685.  Thus, we had a working capital deficit of $985,097 as of March 31, 2010.

Operating activities used $105,824 in cash for the three months ended March 31, 2010. Our net loss of $857,365 was the primary component of our negative operating cash flow, offset by non-cash expenses—common stock-based compensation and loss on the settlement of a debt. Cash flows used in investing activities were $16,180 during the quarter ended March 31, 2010 compared to $0 in the comparable quarter the prior year related to the acquisition of oil and gas interests. Cash flows provided by financing activities during the quarter ended March 31, 2010 was $80,000 consisting of proceeds from notes payable of $80,000. All repayments of notes payable were non-cash repayments accomplished via the issuance of the Company’s common stock.

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

 Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of the date of this report, we have generated losses from operations, have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

 We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.   The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a party to the following litigation:

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 26, 2010, the Company issued 1,000,000 common shares valued at $56,000, based on the fair market value using quoted market prices on the date of grant to Excelsus Capital Partners, LLC for services rendered. The  value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On February 1, 2010, the Company issued 800,000 common shares valued at $44,800, based on the fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a loss of $32,300 on settlement of debt.

On February 1, 2010, the Company issued 800,000 common shares valued at $44,800, based on the fair market value using quoted market prices on the date of grant to Barclay Lyons, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a loss of $32,300 on settlement of debt.

On February 1, 2010, the Company issued 1,250,000 common shares valued at $70,000, based on the fair market value using quoted market prices on the date of grant to Tombstone Capital, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a loss of $57,500 on settlement of debt.

On March 4, 2010, the Company issued 10,000,000 common shares valued at $330,000, based on the fair market value using quoted market prices on the date of grant to Arthur Bertagnolli in satisfaction of accrued but unpaid compensation due to Arthur Bertagnolli of $43,500 and recorded compensation expense of $286,500 in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On March 4, 2010, the Company issued 2,000,000 common shares valued at $66,000, based on the fair market value using quoted market prices on the date of grant to Excelsus Capital Partners, LLC for services rendered. The  value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On March 4, 2010, the Company issued 3,000,000 common shares valued at $99,000, based on the fair market value using quoted market prices on the date of grant to Excelsus Consulting, LLC for services rendered. The  value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On March 4, 2010, the Company issued 500,000 common shares valued at $16,500, based on the fair market value using quoted market prices on the date of grant to Robert  Diener, LLC for services rendered. The value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On March 18, 2010, the Company issued 1,500,000 common shares valued at $52,500, based on the fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and recorded a loss of $42,500 on settlement of debt.

On March 18, 2010, the Company issued 1,500,000 common shares valued at $52,500, based on the fair market value using quoted market prices on the date of grant to Barclay Lyons, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and recorded a loss of $42,500 on settlement of debt.

On April 15, 2010, the Company issued 1,500,000 common shares valued at $45,000, based on the fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and will record a realized loss of $35,000 on settlement of debt.

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

SAVOY ENERGY CORPORATION

Date:	May 10, 2010

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer