Form 10-Q
period 2010-06-30
Savoy Energy Corp
filed 2010-08-05
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,696,000 common shares as of July 30, 2010.

TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets (unaudited) as of June 30, 2010 and December 31, 2009;	4

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2009;	5

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009;	6

Notes to Consolidated Financial Statements (unaudited);	7

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q and should be read in conjunction with the audited financial statements and notes to thereto contained in the Company’s annual report filed with the SEC on Form 10K for the year ended December 31, 2009.  In the opinion of management, all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year 2009 as reported in Form 10-K have been omitted.

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,252	$60,345
Accounts receivable	1,058	2,372
Total current assets	74,310	62,717

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	821,216	761,987
Accumulated depletion, depreciation, amortization and impairment	(655,330)	(650,813)
Oil and gas properties, net	165,886	111,174

TOTAL ASSETS	$240,196	$173,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$163,157	$354,088
Advances from related party	151,003	151,003
Accrued interest payable	62,539	57,996
Notes payable	490,000	447,500
Total current liabilities	866,699	1,010,587

LONG-TERM LIABILITIES
Asset retirement obligations	11,535	9,683
TOTAL LIABILITIES	878,234	1,020,270

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 59,696,000 and 31,296,000 shares issued and outstanding, respectively	59,696	31,296
Additional paid-in-capital	1,775,967	704,317
Accumulated deficit	(2,473,701)	(1,581,992)
Total stockholders’ deficit	(638,038)	(846,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$240,196	$173,891

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUE
Oil and gas revenues	$16,637	$8,747	$35,393	$24,211
Total revenues	16,637	8,747	35,393	24,211

COSTS AND EXPENSES
Lease operating expenses	13,165	11,866	26,096	30,707
General and administrative expense	231,072	837,905	881,314	871,311
Depletion, depreciation, amortization and impairment expense	1,226	16,044	4,517	32,088
Accretion expense	926	-	1,852	-
Gain on sale of oil and gas properties	(233,320)	-	(233,320)	-
Total costs and expenses	13,069	865,815	680,459	934,106
Operating income (loss)	3,568	(857,068)	(645,066)	(909,895)

OTHER EXPENSES
Interest expense	(2,913)	(2,000)	(4,543)	(4,068)
Loss on settlement of debt	(35,000)	-	(242,100)	-
Total other expenses	(37,913)	(2,000)	(246,643)	(4,068)

Net loss	$(34,345)	$(859,068)	$(891,709)	$(913,963)

Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and diluted	57,435,011	28,000,000	48,387,160	28,000,000

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(891,709)	$(913,963)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and impairment	4,517	32,088
Accretion expense	1,852	-
Stock based compensation	616,224	747,000
Loss on settlement of debt	242,100	-
Gain on sale of oil and gas properties	(233,320)	-
Changes in assets and liabilities
Accounts receivable	1,314	4,382
Accounts payable and accrued liabilities	(12,162)	8,124
Net cash used in operating activities	(271,184)	(123,369)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	233,320	-
Purchase of oil and gas properties	(59,229)	-
Net cash provided by investment activities	174,091	-

Cash flows from financing activities:
Proceeds from issuance of debt	120,000	156,113
Repayment of debt	(10,000)	(20,629)
Net cash provided by financing activities	110,000	135,484

Net increase in cash and cash equivalents	12,907	13,115
Cash and cash equivalents, at beginning of year	60,345	-
Cash and cash equivalents, at end of year	$73,252	$13,115

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Return of capital	$52,800	$-
Common stock issued for debt	$67,500	$-
Common stock issued for accrued expenses	$177,226	$-

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Savoy Energy Corporation ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Savoy’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2009 as reported in Form 10-K have been omitted.

NOTE 2 – ORGANIZATION AND HISTORY

Savoy Energy Corporation (the “Company” or “we”) was incorporated as “Arthur Kaplan Cosmetics, Inc.” on June 25, 2007, in the State of Nevada. Our principal offices are located at 11200 Westheimer, Suite 900, Houston, TX 77042 and our telephone number is (713) 243-8788.

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

The results of operations and cash flows for the three month period ended March 31, 2009 included within the six month period ended June 30, 2009 reflect only the results of Arthur Kaplan Cosmetics, Inc., as the acquisition of Plantation Exploration, Inc., occurred on April 2, 2009.  The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Plantation Exploration, Inc had occurred as of the first day of the period presented:

Six Months Ended June 30, 2009
Total revenues	$39,675
Net loss	(946,054)
Net loss per share—Basic	(0.03)
Net loss per share—Diluted	(0.03)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Certain amounts in prior periods have been reclassified to conform to current period presentation.

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

Fair Value of Financial Instruments

As at June 30, 2010, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

Oil and gas properties, not subject to amortization

The amortization of the oil and gas properties not classified as proved begins when the oil and gas properties become proved, or their values become impaired. The Company assesses the realizability of its properties not characterized as proved on at least an annual basis or when there is or has been an indication that an impairment in value may have occurred. The impairment of properties not classified as proved is assessed based on management’s intention with regard to future exploration and development of individually significant properties, and the Company’s ability to secure capital funding to finance such exploration and development. If the result of an assessment indicates that a property is impaired, the amount of the impairment is added to the capitalized costs in its full cost pool and they are amortized over production from proved reserves

As of June 30, 2010, the carrying value of all oil and gas properties was subject to amortization. The Company has no carrying value for properties not subject to amortization.

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

Dividends

Dividends declared on our common stock are reflected as adjustments to retained earnings to the extent a surplus of retained earnings will exist after giving effect to the dividends. To the extent retained earnings are insufficient to fund the distributions; such payments constitute a return of contributed capital rather than earnings and are accounted for as a reduction to paid-in capital.

NOTE 4 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2010, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 5 – OIL AND GAS PROPERTIES

On March 31, 2010, the Company secured a 2.75% working and revenue interest in the Glass 59 #2 commitment well in Sterling County, Texas that is operated by Bright & Company. During the six months ended June 30, 2010, the Company made payments totaling $24,891 of drilling and completion costs.

In June 2010, the Company acquired the Davis-Cornell oil and gas lease for $28,800.   The lease acreage is located in Gonzales County, Texas, and is comprised of 144 acres.  The Company acquired a 75% undivided working interest in the lease, and the sellers retained a 25% undivided working interest.

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder.

In May 2010, the Company sold certain overriding royalty interests to Lucas Energy, Inc. for $92,568.  The overriding royalty interests are associated with the Company’s producing wells in the Austin Chalk formation. The Company retained its existing working interests in the Austin Chalk producing formation. The proceeds of $92,568 were recorded as a gain on sale of oil and gas properties.

In June 2010, the Company sold a 92.5% undivided interest in its Eagle Ford formation “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $140,752.  The “deep rights” sold are unevaluated oil and gas properties associated with the Company’s producing wells in the Austin Chalk formation. The Company retained its existing working interests in the Austin Chalk producing formation. The proceeds of $140,752 were recorded as a gain on sale of oil and gas properties.

NOTE 6 – NOTES PAYABLE

On September 24, 2008 Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy. The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand. The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid. During the six months ended June 30, 2010, the Company has made payment reductions totaling $77,500. As of June 30, 2010, the outstanding balance of advances from OIL was $282,500.

On December 17, 2009, the Company borrowed $37,500 from a non-related third party bearing interest at 6% per annum. The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on June 30, 2010. The Company used the proceeds for working capital. The outstanding balance of $37,500 has been classified as current debt at June 30, 2010.  On July 1, 2010 the outstanding balance on this loan plus accrued interest was repaid in full.

On December 29, 2009, the Company borrowed $50,000 from two non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on June 30, 2010. The Company used the proceeds for working capital. The outstanding aggregate balance of $50,000 has been classified as current debt at June 30, 2010.  One of the notes with an outstanding principal balance of $25,000 plus accrued interest was repaid on July 1, 2010; the other note with an outstanding principal balance of $25,000 plus accrued interest was repaid in full on July 6, 2010.

On March 19, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on September 30, 2010. The Company is using the proceeds for working capital. The outstanding   balance of $40,000 has been classified as current debt at June 30, 2010.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on September 30, 2010. The Company is using the proceeds for working capital. The outstanding   balance of $40,000 has been classified as current debt at June 30, 2010.

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010. The Company is using the proceeds for working capital. The outstanding   balance of $40,000 has been classified as current debt at June 30, 2010.

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the six months ended June 30, 2010, the Company received no additional cash advances. As of June 30, 2010, the outstanding balance of advances from related party was $151,003.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/09	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at 06/30/10	8,000,000	$1.00

Options outstanding and their relative exercise price at June 30, 2010 are as follows:

Exercise Price	Number of shares	Remaining life	Aggregate Intrinsic Value (In-the- money) Options
1.00	8,000,000	3.5 years	$-
	8,000,000		$-

NOTE 9 - COMMON STOCK

On January 26, 2010, the Company issued 1,000,000 common shares valued at $56,000, based on the fair market value using quoted market prices on the date of grant to Excelsus Capital Partners, LLC for services rendered. The value of the shares were recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

On February 1, 2010, the Company issued 800,000 common shares valued at $44,800, based on fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a realized loss of $32,300 on settlement of debt.

On February 1, 2010, the Company issued 800,000 common shares valued at $44,800, based on fair market value using quoted market prices on the date of grant to Barclay Lyons, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a realized loss of $32,300 on settlement of debt.

On February 1, 2010, the Company issued 1,250,000 common shares valued at $70,000, based on fair market value using quoted market prices on the date of grant to Tombstone Capital, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $12,500 and recorded a realized loss of $57,500 on settlement of debt.

On March 4, 2010, the Company issued 10,000,000 common shares valued at $330,000, based on fair market value using quoted market prices on the date of grant to Arthur Bertagnolli in satisfaction of accrued but unpaid employment compensation due to Arthur Bertagnolli of $43,500 and recorded a compensation expense of $286,500 in exchange for services rendered.

On March 4, 2010, the Company issued 2,000,000 common shares valued at $66,000, based on fair market value using quoted market prices on the date of grant to for investment banking services rendered.

On March 4, 2010, the Company issued 3,000,000 common shares valued at $99,000, based on fair market value using quoted market prices on the date of grant for investment banking services rendered.

On March 4, 2010, the Company issued 500,000 common shares valued at $16,500, based on fair market value using quoted market prices on the date of grant for legal services rendered.

On March 18, 2010, the Company issued 1,500,000 common shares valued at $52,500, based on fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and recorded a realized loss of $42,500 on settlement of debt.

On March 18, 2010, the Company issued 1,500,000 common shares valued at $52,500, based on fair market value using quoted market prices on the date of grant to Barclay Lyons, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and recorded a realized loss of $42,500 on settlement of debt.

On April 15, 2010, the Company issued 1,500,000 common shares valued at $45,000, based on fair market value using quoted market prices on the date of grant to Rio Sterling Holdings, LLC for payment on the Company’s note payable with Oil Investment Leases, Inc. (OIL) in the amount of $10,000 and recorded a realized loss of $35,000 on settlement of debt.

On April 26 and May 26, 2010, the Company issued 2,350,000 common shares valued at $58,500, based on fair market value using quoted market prices on the date of grant for consultanting services rendered.

On May 26, 2010, the Company issued 1,700,000 common shares valued at $153,400, based on fair market value using quoted market prices on the date of grant to Directors in satisfaction of accrued but unpaid director fees of $133,726 and recorded an expense of $19,674 in exchange for services rendered.

On May 26, 2010, the Company issued 500,000 common shares valued at $11,500, based on fair market value using quoted market prices on the date of grant for legal services rendered.

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

During March 2010, the Company executed an investor relations agreement whereby the Company agreed to pay an initial payment of $15,000 and 100,000 shares of the Company’s common stock. The Company paid the $15,000 and has accrued the value of the 100,000 common shares of $3,200, based on the fair market value using quoted market prices on the date of grant. The Company has committed to pay the consultant $15,000 per month for six months, automatically renewed for another six months and thereafter renewable by mutual agreement. The commons shares were not issued as of June 30, 2010.

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on the Company’s achievement of specified milestones.  As of June 30, 2010, none of those milestones have been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company.

Panos Industries, LLC v. Savoy Energy Corporation, et. al., District Court, Clark County, Nevada Case # A-10-612340-C.

On March 19, 2010, this action was filed in the above-entitled Court seeking damages “…in excess of $50,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company.  As of this date, the Company has filed an Answer to the complaint and has filed a Cross-Complaint against the Plaintiff. The Plaintiff has filed a Motion to Dismiss the Cross-Complaint, which is pending.  While the outcome of this matter cannot be predicted, the Company specifically denies that it is indebted to Plaintiff and believes that any claims purportedly asserted in the lawsuit are without merit.  The Company further believes that it has meritorious claims against Plaintiff which arose in connection with the merger of the Company’s predecessor (Arthur Kaplan Cosmetics, Inc.) with Plantation Exploration, Inc. and in connection with the aftermath of the merger.  The Company intends to vigorously defend any claims asserted by the Plaintiff and to aggressively prosecute its claims against the Plaintiff.  Even if the Company is ultimately successful in defending this action, it will incur legal fees and other expenses in connection with such defense, the amount of which cannot be predicted at this time.  Such expenses could have a material impact on the Company’s future operating results and have an adverse impact on the Company’s funds available for its operations.

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

We currently hold leases on and are producing oil from the following wells: our working interests in Ali-O No.1, Rozella Kifer No. 1, Zavadil No.1 and our 5.0% overriding royalty interest in W.L. Barnett ET AL #1 & #2. We also own a 2.75% working interest in the Glass 59 #2 well and a 75% working interest in the Davis-Cornell oil and gas lease.  We will continue our workover efforts on these wells, and seek to duplicate our successful efforts with other wells. We have retained a petroleum consulting firm specializing in geological analyses of oil wells, to work with us to locate and screen a number of abandoned oil wells prospects for viability.  Our evaluations include an assessment of production potential of each well using geological evaluations including the use of seismic data as available.  In addition to the wells that we are currently have in operation, we have also already identified 34 other wells as targets for acquisition: six that are producing and 28 that have been abandoned but have seismic or other data indicating that they are favorable candidates for recompletion or workover.

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

Developments in Expansion of Wells

In March 2010, the Company secured a 2.75% working and revenue interest in the Glass 59 #2 commitment well in Sterling County, Texas that is operated by Bright & Company. During the six months ended June 30, 2010, the Company has made payments totaling $24,891 of drilling and completion costs.

In June 2010 the Company acquired the Davis-Cornell oil and gas lease for $28,800.   The lease acreage is located in Gonzales County, Texas, and is comprised of 144 acres.  The Company acquired a 75% undivided working interest in the lease, and the sellers retained a 25% undivided working interest.

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put  their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the 144 restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder was valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder.

In May 2010, the Company sold certain overriding royalty interests to Lucas Energy, Inc. for $92,568.  The overriding royalty interests are associated with the Company’s producing wells in the Austin Chalk formation. The Company retained its existing working interests in the Austin Chalk producing formation. The proceeds of $92,568 were recorded as a gain on sale of oil and gas properties.

In June 2010, the Company sold a 92.5% undivided interest in its Eagle Ford formation “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $140,752.  The “deep rights” sold are unevaluated oil and gas properties associated with the Company’s producing wells in the Austin Chalk formation. The Company retained its existing working interests in the Austin Chalk producing formation. The proceeds of $140,752 were recorded as a gain on sale of oil and gas properties.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenues. Our total revenue reported for the three months ended June 30, 2010 was $16,637 compared to $8,747 in the comparable period for the prior year. The increase was primarily due to increased pricing and production.

Lease Operating Expenses.   The lease operating expenses for the three months ended June 30, 2010 were $13,165, compared to $11,866 in the comparable period of the prior year.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the three months ended June 30, 2010 was $1,226 compared to $16,044 in the comparable period the prior year. The decrease was due to impairment recognized in the prior comparable period.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2010 decreased to $231,072 from $837,905 for the comparable quarter in 2009, a decrease of $606,833. The decrease in general and administrative expense was largely attributable to the recognition of stock compensation expense in the prior year’s comparable quarter.

Gain on Sale of Oil and Gas Properties.  During the three months ended June 30, 2010, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $233,320 (see Developments in Expansion of Wells, above).

Other Income (Expenses). We recorded interest expense of $2,913 for the three months ended June 30, 2010 compared to $2,000 in the comparable quarter the prior year.  In addition, the Company recorded a loss on the settlement of certain debt of $35,000.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenues. Our total revenue reported for the six months ended June 30, 2010 was $35,393 compared to $24,211 in the comparable period for the prior year. The increase was primarily due to increased pricing and production.

Lease Operating Expenses.   The lease operating expenses for the six months ended June 30, 2010 were $26,096, compared to $30,707 in the comparable period of the prior year.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the six months ended June 30, 2010 was $4,517, compared to $32,088 in the comparable period the prior year. The decrease was due to impairment recognized in the prior comparable period.

General and Administrative Expense.  General and administrative expense for the six months ended June 30, 2010 was substantially unchanged at $881,313 compared to $871,311 for the comparable period in 2009.

Gain on Sale of Oil and Gas Properties.  During the six months ended June 30, 2010, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $233,320 (see Developments in Expansion of Wells, above).

Other Income (Expenses). We recorded interest expense of $4,543 for the six months ended June 30, 2010 compared to $4,068 in the comparable period the prior year. In addition, the Company recorded a loss on the settlement of certain debt of $242,100.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $74,310. Our total current liabilities as of June 30, 2010 were $866,699.  Thus, we had a working capital deficit of $792,389 as of June 30, 2010.

Operating activities used $271,184 in cash for the six months ended June 30, 2010. Our net loss of $891,709 was the primary component of our negative operating cash flow, offset by non-cash expenses—common stock-based compensation and loss on the settlement of a debt. Cash flows provided by investing activities were $174,091 during the six months ended June 30, 2010 compared to $0 in the comparable six months of the prior year related to the acquisition of oil and gas interests. Cash flows provided by financing activities during the quarter ended June 30, 2010 was $110,000 consisting of proceeds from notes payable of $120,000, less repayments of $10,000.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We have negative working capital and rely on proceeds from equity and loans to fund our operations.  We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

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

As of June 30, 2010, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.   The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The Company is a party to the following litigation:

Panos Industries, LLC v. Savoy Energy Corporation, et. al., District Court, Clark County, Nevada Case # A-10-612340-C.

On March 19, 2010, this action was filed in the above-entitled Court seeking damages “…in excess of $50,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company.  As of this date, the Company has filed an Answer to the complaint and has filed a Cross-Complaint against the Plaintiff. The Plaintiff has filed a Motion to Dismiss the Cross-Complaint, which is pending.  While the outcome of this matter cannot be predicted, the Company specifically denies that it is indebted to Plaintiff and believes that any claims purportedly asserted in the lawsuit are without merit.  The Company further believes that it has meritorious claims against Plaintiff which arose in connection with the merger of the Company’s predecessor (Arthur Kaplan Cosmetics, Inc.) with Plantation Exploration, Inc. and in connection with the aftermath of the merger.  The Company intends to vigorously defend any claims asserted by the Plaintiff and to aggressively prosecute its claims against the Plaintiff.  Even if the Company is ultimately successful in defending this action, it will incur legal fees and other expenses in connection with such defense, the amount of which cannot be predicted at this time.  Such expenses could have a material impact on the Company’s future operating results and have an adverse impact on the Company’s funds available for its operations.

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

On May 26, 2010, the Company issued 1,700,000 common shares valued at $153,400, based on fair market value using quoted market prices on the date of grant to Directors in satisfaction of accrued but unpaid director fees of $133,726 and recorded an expense of $19,674 in exchange for services rendered.

On April 26 and May 26, 2010, the Company issued 2,350,000 common shares valued at $58,500, based on fair market value using quoted market prices on the date of grant to consultants for services rendered.

On May 26, 2010, the Company issued 500,000 common shares valued at $11,500, based on fair market value using quoted market prices on the date of grant to Robert L. B. Diener for services rendered.

The above issuances were performed in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVOY ENERGY CORPORATION

Date:	August 3, 2010

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer