Form 10-Q
period 2010-09-30
Savoy Energy Corp
filed 2010-11-15
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

(713) 243-8788
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,696,000 common shares as of November 1, 2010.

TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets (unaudited) as of September 30, 2010 and December 31, 2009;	4

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2009;	5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009;	6

Notes to Consolidated Financial Statements (unaudited).	7

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,787	$60,345
Accounts receivable	-	2,372
Total current assets	28,787	62,717

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full cost method	721,819	761,987
Accumulated depletion, depreciation, amortization and impairment	(656,264)	(650,813)
Property and equipment, net	65,555	111,174

TOTAL ASSETS	$94,342	$173,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$171,308	$354,088
Advances from related party	151,003	151,003
Accrued interest payable	52,139	57,996
Notes payable	402,500	447,500
Total current liabilities	776,950	1,010,587

LONG-TERM LIABILITIES
Asset retirement obligations	12,461	9,683
TOTAL LIABILITIES	789,411	1,020,270

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 59,696,000 and 31,296,000 shares issued and outstanding, respectively	59,696	31,296
Additional paid-in-capital	1,760,967	704,317
Accumulated deficit	(2,515,732)	(1,581,992)
Total stockholders’ deficit	(695,069)	(846,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$94,342	$173,891

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE
Oil and gas revenues	$12,650	$5,862	$48,043	$25,005
Total revenues	12,650	5,862	48,043	25,005

COSTS AND EXPENSES
Lease operating expenses	10,420	8,890	36,516	51,463
General and administrative expense	116,291	173,426	997,605	605,531
Depletion, depreciation, amortization and impairment expense	934	452	5,451	2,317
Accretion expense	926	-	2,778	-
Gain on sale of assets	(76,944)	-	(310,264)	-
Total costs and expenses	51,627	182,768	732,086	659,311
Operating loss	(38,977)	(176,906)	(684,043)	(634,306)

OTHER EXPENSES
Interest expense	(3,054)	(6,031)	(7,597)	(34,331)
Loss on settlement of debt	-	-	(242,100)	-
Total other expenses	(3,054)	(6,031)	(249,697)	(34,331)

Net loss	$(42,031)	$(182,937)	$(933,740)	$(668,637)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	59,696,000	28,996,000	52,198,198	39,352,835

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(933,740)	$(668,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and impairment	5,451	2,317
Accretion expense	2,778	-
Stock based compensation	611,950	368,570
Loss on settlement of debt	242,100	-
Gain on sale of assets	(310,264)	-
Changes in assets and liabilities
Accounts receivable	2,372	16,672
Accounts payable and accrued liabilities	190	100,529
Advances from related party	-	14,655
Net cash used in operating activities	(379,163)	(165,894)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	409,048	-
Capital expenditures for development of oil and gas properties	(40,043)	-
Purchase of oil and gas properties	(28,900)	-
Net cash provided by investment activities	340,105	-

Cash flows from financing activities:
Proceeds from issuance of debt	120,000	191,003
Return of capital	(15,000)	-
Repayment of debt	(97,500)	(20,629)
Net cash provided by financing activities	7,500	170,374

Net increase in cash and cash equivalents	(31,558)	4,480
Cash and cash equivalents, at beginning of year	60,345	-
Cash and cash equivalents, at end of year	$28,787	$4,480

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Return of capital	$52,800	$-
Common stock issued for debt	$67,500	$-
Common stock issued for accrued expenses	$178,500	$-

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

On March 31, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plantation Exploration, Inc., a privately held Texas corporation (“Plantation Exploration”), and Plantation Exploration Acquisition, Inc. (“Acquisition Sub”), a newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Acquisition Sub merged with and into Plantation Exploration (the “Merger”) on April 2, 2009, with the filing of articles of merger with the Texas Secretary of State.  As a result of the Merger, Plantation Acquisition no longer exists and Plantation Exploration became our wholly-owned subsidiary.

On April 3, 2009, we merged with another wholly-owned subsidiary of our company, known as Savoy Energy Corporation in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed our name to Savoy Energy Corporation.

Effective June 2, 2009, the Company’s board of directors approved a forward split of the Company’s common stock on the basis of four shares for each share issued and outstanding (4:1 split). The total number of authorized shares was not changed. The Company’s financial statements reflect the stock split on a retroactive basis.

The results of operations and cash flows for the three month period ended March 31, 2009 included within the nine month period ended September 30, 2009 reflect only the results of Arthur Kaplan Cosmetics, Inc., as the acquisition of Plantation Exploration, Inc., occurred on April 2, 2009.  The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Plantation Exploration, Inc. had occurred as of the first day of the period presented:

Nine Months Ended September 30, 2009
Total revenues	$40,469
Net loss	(700,728)
Net loss per share—Basic	(0.02)
Net loss per share—Diluted	(0.02)

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

Fair Value of Financial Instruments

As at September 30, 2010, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

NOTE 4 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2010, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues sufficient to meet operating expenses. The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 5 – OIL AND GAS PROPERTIES

On March 31, 2010, the Company secured a 2.75% working interest in the Glass 59 #2 well in Sterling County, Texas that is operated by Bright & Company. During the nine months ended September 30, 2010, the Company made payments totaling $24,891 for drilling and completion costs.

In June 2010, the Company acquired the Davis-Cornell oil and gas lease for $28,900.   The lease acreage is located in Gonzales County, Texas, and is comprised of 144 acres.  The Company acquired a 75% undivided working interest in the unproven reserves, and the sellers retained a 25% undivided working interest.

During the nine months ended September 30, 2010, the Company incurred additional development costs on its Ali-O, Rozella Kifer and Zavadil oil and gas properties totaling $15,152.

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder. During the three months ended September 30, 2010, the Company paid $15,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

In May 2010, the Company sold certain overriding royalty interests to Lucas Energy, Inc. for $92,568.  The overriding royalty interests are associated with the Company’s producing wells in the Austin Chalk formation. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended June 30, 2010, the proceeds of $92,568 were recognized as a gain on sale of assets. During the three months ended September 30, 2010, management re-assessed its initial accounting for the gain of $92,558 recognized in the three months ended June 30, 2010 and determined that a gain of $68,902 was the gain on sale of assets. Management evaluated the impact of recording the adjustment to the gain during the three months ended September 30, 2010 as opposed to the three months ended June 30, 2010 and concluded that it did not have a material impact on the financial statements.

In June 2010, the Company sold a 92.5% undivided interest in its Eagle Ford formation “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $140,752.  The “deep rights” sold are unevaluated oil and gas properties associated with the Company’s producing wells in the Austin Chalk formation. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended June 30, 2010, the proceeds of $140,752 were recognized as a gain on sale of assets. During the three months ended September 30, 2010, management re-assessed its initial accounting for the gain of $140,752 recognized in the three months ended June 30, 2010 and determined that a gain of $104,104 was the gain on sale of assets. Management evaluated the impact of recording the adjustment to the gain during the three months ended September 30, 2010 as opposed to the three months ended June 30, 2010 and concluded that it did not have a material impact on the financial statements.

In July 2010, the Company sold a 92.5% undivided interest in its Eagle Ford formation “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $123,228.  The “deep rights” sold are unevaluated oil and gas properties. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended September 30, 2010, the Company recognized a gain of $94,381 on sale of assets.

In September 2010, the Company sold its 51.5% working and revenue interest and the support equipment on the Ali-O No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $52,500 and forgiveness of payables in the amount of $10,327. The proceeds associated with the support equipment and forgiveness of payable totaling $42,877 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $19,950 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

NOTE 6 – NOTES PAYABLE

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy. The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand. The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid. During the nine months ended September 30, 2010, the Company has made payment reductions totaling $77,500. During the nine months ended September 30, 2010, the Company issued 7,350,000 shares of common stock with a fair value of $309,600 based on the quoted market value on the grant date. As of September 30, 2010, the outstanding balance of advances from OIL was $282,500.

On December 17, 2009, the Company borrowed $37,500 from a non-related third party bearing interest at 6% per annum. The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on June 30, 2010. The Company used the proceeds for working capital. On July 1, 2010 the outstanding balance on this loan plus accrued interest was repaid in full.

On December 29, 2009, the Company borrowed $50,000 from two non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest was payable at maturity on June 30, 2010. The Company used the proceeds for working capital. One of the notes with an outstanding principal balance of $25,000 plus accrued interest was repaid on July 1, 2010; the other note with an outstanding principal balance of $25,000 plus accrued interest was repaid in full on July 6, 2010.

On March 19, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. The outstanding balance of $40,000 has been classified as current debt at September 30, 2010.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. The outstanding balance of $40,000 has been classified as current debt at September 30, 2010.

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010. The Company used the proceeds for working capital. The outstanding balance of $40,000 has been classified as current debt at September 30, 2010.

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the nine months ended September 30, 2010, the Company received no cash advances. As of September 30, 2010, the outstanding balance of advances from related party was $151,003.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/09	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at 09/30/10	8,000,000	$1.00

Options outstanding and their relative exercise price at June 30, 2010 are as follows:

Exercise Price	Number of shares	Remaining life	Aggregate Intrinsic Value (In-the- money) Options
1.00	8,000,000	3.25 years	$-
	8,000,000		$-

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

On March 4, 2010, the Company issued 10,000,000 common shares valued at $330,000, based on fair market value using quoted market prices on the date of grant to Arthur Bertagnolli in satisfaction of accrued but unpaid employment compensation due to Arthur Bertagnolli of $43,500 and recorded  compensation expense of $286,500 in exchange for services rendered.

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

On April 26 and May 26, 2010, the Company issued 2,350,000 common shares valued at $58,500, based on fair market value using quoted market prices on the date of grant for consulting services rendered.

On May 26, 2010, the Company issued 1,700,000 common shares valued at $153,400, based on fair market value using quoted market prices on the date of grant to Directors in satisfaction of accrued but unpaid director fees of $133,726 and recorded an expense of $19,674, for the nine months ended September 30, 2010, in exchange for services rendered.

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

During March 2010, the Company executed an investor relations agreement whereby the Company, agreed to pay $120,000 in cash and 600,000 shares in common stock with an initial payment of $15,000 and issue 100,000 shares of common stock to be paid upon execution of the agreement.  As of September 30, 2010, the Company has paid a total of $45,000 cash and issued 300,000 shares of the Company’s common stock valued at $6,600, based on the fair market value using quoted market prices on the date of grant. During the three months ended September 30, 2010, the Company terminated the agreement.

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on the Company’s achievement of specified milestones.  As of September 30, 2010, none of those milestones have been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company.

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

NOTE 11 – SUBSEQUENT EVENTS
In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. With the exception of those matters discussed below, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures July 27, 2011, at which date the $63,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. The Company’s management is currently assessing the terms of the convertible promissory to determine if its terms include any embedded derivatives that will need to be accounted for separately.

On October 21, 2010, the Board of Directors of the Company unanimously adopted the following resolutions: (1)  to seek shareholder approval to an amendment to the Company's Articles of Incorporation to increase the Company's authorized capital to 310,000,000 shares comprising 300,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share; and  (2)  to seek shareholder approval to amend the Company's Articles of Incorporation to effect a reverse stock split of the Company's Common Stock. None of the aforementioned resolutions have become effective as of the date of this report.

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

Overview

We are in the business of re-entering, re-completing, extracting oil, and selling oil from previously undeveloped and drilled wells in the United States. Our plan of operations is to economically extract a significant amount of the “left-behind” oil from previously drilled sites.

We currently hold leases on or are producing oil from the following unproven and proven developed and undeveloped wells: our working interests in, Rozella Kifer No. 1, Zavadil No.1 and our 5.0% overriding royalty interest in W.L. Barnett ET AL #1 & #2. We also own a 2.75% working interest in the Glass 59 #2 well and a 75% working interest in the Davis-Cornell oil and gas lease.  We will continue our workover efforts on these wells, and seek to duplicate our successful efforts with other wells. We have retained a petroleum consulting firm specializing in geological analyses of oil wells, to work with us to locate and screen a number of abandoned oil wells prospects for viability.  Our evaluations include an assessment of production potential of each well using geological evaluations including the use of seismic data as available.

Once we have determined which wells have the greatest production potential and are most likely to respond to our workover efforts, we will then pursue acquiring interests in those wells. We will then engage in workover operations as with our previous wells, primarily through horizontal drilling and acidization. We intend to extract and sell crude oil through a third party purchaser.

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

Developments in Expansion of Wells

On March 31, 2010, the Company secured a 2.75% working interest in the Glass 59 #2 well in Sterling County, Texas that is operated by Bright & Company. During the nine months ended September 30, 2010, the Company made payments totaling $24,891 for drilling and completion costs.

In June 2010, the Company acquired the Davis-Cornell oil and gas lease for $28,900.   The lease acreage is located in Gonzales County, Texas, and is comprised of 144 acres.  The Company acquired a 75% undivided working interest in the unproven reserves, and the sellers retained a 25% undivided working interest.

During the nine months ended September 30, 2010, the Company incurred additional development costs on its Ali-O, Rozella Kifer and Zavadil oil and gas properties totaling $15,152.
During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder. During the three months ended September 30, 2010, the Company paid $15,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

In May 2010, the Company sold certain overriding royalty interests to Lucas Energy, Inc. for $92,568.  The overriding royalty interests are associated with the Company’s producing wells in the Austin Chalk formation. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended June 30, 2010, the proceeds of $92,568 were recognized as a gain on sale of assets. During the three months ended September 30, 2010, management re-assessed its initial accounting for the gain of $92,558 recognized in the three months ended June 30, 2010 and determined that a gain of $68,902 was the gain on sale of assets. Management evaluated the impact of recording the adjustment to the gain during the three months ended September 30, 2010 as opposed to the three months ended June 30, 2010 and concluded that it did not have a material impact on the financial statements.

In June 2010, the Company sold a 92.5% undivided interest in its Eagle Ford formation “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $140,752.  The “deep rights” sold are unevaluated oil and gas properties associated with the Company’s producing wells in the Austin Chalk formation. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended June 30, 2010, the proceeds of $140,752 were recognized as a gain on sale of assets. During the three months ended September 30, 2010, management re-assessed its initial accounting for the gain of $140,752 recognized in the three months ended June 30, 2010 and determined that a gain of $104,104 was the gain on sale of assets. Management evaluated the impact of recording the adjustment to the gain during the three months ended September 30, 2010 as opposed to the three months ended June 30, 2010 and concluded that it did not have a material impact on the financial statements.

In July 2010, the Company sold a 92.5% undivided interest in its Eagle Ford formation “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $123,228.  The “deep rights” sold are unevaluated oil and gas properties. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended September 30, 2010, the Company recognized a gain of $94,381 on sale of assets.

In September 2010, the Company sold its 51.5% working and revenue interest and the support equipment on the Ali-O No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $52,500 and forgiveness of payables in the amount of $10,327. The proceeds associated with the support equipment and forgiveness of payable totaling $42,877 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $19,950 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues. Our total revenue reported for the three months ended September 30, 2010 was $12,650 compared to $5,862 in the comparable period for the prior year. The increase was primarily due to increased pricing and production from our wells and the addition of new wells.

Lease Operating Expenses.   The lease operating expenses for the three months ended September 30, 2010 were $10,420, compared to $8,890 in the comparable period of the prior year.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the three months ended September 30, 2010 was $934 compared to $452 in the comparable period the prior year.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2010 decreased to $116,291 from $173,426 for the comparable quarter in 2009, a decrease of $57,135. The decrease in general and administrative expense was largely attributable to the recognition of stock compensation expense in the prior year’s comparable quarter.

Gain on Sale of Assets.  During the three months ended September 30, 2010, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $76,944 (see Developments in Expansion of Wells, above).

Other Income (Expenses). We recorded interest expense of $3,054 for the three months ended September 30, 2010 compared to $6,031 in the comparable quarter the prior year.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenues. Our total revenue reported for the nine months ended September 30, 2010 was $48,043 compared to $25,005 in the comparable period for the prior year. The increase was primarily due to increased pricing and production from our wells and the addition of new wells.

Lease Operating Expenses.   The lease operating expenses for the nine months ended September 30, 2010 were $36,516, compared to $51,463 in the comparable period of the prior year.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the nine months ended September 30, 2010 was $5,451, compared to $2,317 in the comparable period the prior year.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2010 was $997,605 compared to $605,531 for the comparable period in 2009.  The increase in general and administrative expense was largely attributable to the recognition of stock compensation expense in the current year period.

Gain on Sale of Oil and Gas Properties.  During the nine months ended September 30, 2010, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $310,264 (see Developments in Expansion of Wells, above).

Other Income (Expenses). We recorded interest expense of $7,597 for the nine months ended September 30, 2010 compared to $34,331 in the comparable period the prior year. In addition, the Company recorded a loss on the settlement of certain debt of $242,100.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $28,787. Our total current liabilities as of September 30, 2010 were $776,950.  Thus, we had a working capital deficit of $748,163 as of September 30, 2010.

Operating activities used $379,163 in cash for the nine months ended September 30, 2010. Our net loss of $933,740 was the primary component of our negative operating cash flow, offset by non-cash expenses—common stock-based compensation and loss on the settlement of a debt. Cash flows provided by investing activities were $340,105 during the nine months ended September 30, 2010 compared to $0 in the comparable nine months of the prior year related to proceeds from the sale of assets slightly offset by the acquisition of oil and gas interests. Cash flows provided by financing activities during the quarter ended September 30, 2010 was $7,500 consisting of proceeds from notes payable of $120,000, less repayments of $97,500 and a return of capital of $15,000.

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

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and to develop a consistent source of revenues sufficient to meet our operating expenses.  Our continuation as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from our planned business.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.   The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

 Item 4.     (Removed and Reserved)

None

Item 5.     Other Information

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures July 27, 2011, at which date the $63,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. The Company’s management is currently assessing the terms of the convertible promissory to determine if its terms include any embedded derivatives that will need to be accounted for separately.

On October 21, 2010, the Board of Directors of the Company unanimously adopted the following resolutions: (1)  to seek shareholder approval to an amendment to the Company's Articles of Incorporation to increase the Company's authorized capital to 310,000,000 shares comprising 300,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share; and  (2)  to seek shareholder approval to amend the Company's Articles of Incorporation to effect a reverse stock split of the Company's Common Stock. None of the aforementioned resolutions have become effective as of the date of this report.

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

SAVOY ENERGY CORPORATION

Date:	November 15, 2010

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer