Form 10-K
period 2010-12-31
Savoy Energy Corp
filed 2011-04-11
CIK 1437751

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2010

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number :   333-151960

Savoy Energy Corporation

(Exact name of Company as specified in its charter)

Nevada	26-0429687
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2100 West Loop South, Ste. 900 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Company’s telephone number: 713-243-8788

Securities registered under Section 12(b) of the
Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.001	not applicable

Securities registered under Section 12(g) of the
Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $1,223,920 (based on 61,196,000 shares at $0.02 per share)

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.   67,346,000 shares as of April 7, 2011.

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

We currently hold leases on or are producing oil from the following unproven and proven developed and undeveloped wells: a 25.75% working interest in Rozella Kifer No. 1, and a 2.75% working interest in the Glass 59 #2 well.  We do not operate these wells.

Our strategy is to acquire interests in existing low maintenance producing wells. Large oil companies with high overhead costs require high production rates for wells to be economically viable. Our small size and lower overhead allows profitably extraction of oil at low production rates.

Developments in Expansion of Wells

On March 31, 2010, the Company secured a 2.75% working interest in the Glass 59 #2 well in Sterling County, Texas that is operated by Bright & Company.

In June 2010, the Company acquired the Davis-Cornell oil and gas lease for $28,900.   The lease acreage is located in Gonzales County, Texas, and is comprised of 144 acres.  The Company acquired a 75% undivided working interest in the unproven reserves, and the sellers retained a 25% undivided working interest. In July 2010, the Company sold a 92.5% undivided interest in its Eagle Ford formation “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $123,228.  The “deep rights” sold are unevaluated oil and gas properties. The Company retained its existing working interests in the Austin Chalk producing formation. During the year ended December 31, 2010, the Company recognized a gain of $94,381 on sale of assets.

During the year ended December 31, 2010, the Company incurred development costs on its oil and gas properties totaling $40,043.

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder (which as of the date of this report have not been issued), together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder. During the year ended December 31, 2010, the Company paid $35,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

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

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures July 27, 2011, at which date the $63,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 39,375,000). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the convertible promissory note using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory note that can be converted, then they would have received approximately 5,279,344 shares of the Company’s common stock. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature. Subsequent to year end, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the note in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On December 14, 2010 the Company filed an Amendment to its Articles of Incorporation increasing its authorized capital to 310,000,000 shares comprising 300,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share.

On December 21, 2010, an unrelated third party advanced $32,500 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures September 23, 2011, at which date the $32,500 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 17,324,094). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the convertible promissory note using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory note that can be converted, then they would have received approximately 2,723,540 shares of the Company’s common stock. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature. Subsequent to year end, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the note in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

In February 2011, the Company sold its 52.5% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $65,000 and forgiveness of payables in the amount of $25,080. The proceeds associated with the support equipment and forgiveness of payable totaling $79,219 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $10,861 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

On March 7, 2011, an unrelated third party advanced $30,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on December 9, 2011, at which time the $30,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 28,009,461). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. This constituted a significant sale of assets and as such rendered the note in default. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature. Subsequent to entering into the convertible promissory note agreement, the Company sold 50% of its working interest in the Rozella Kiefer well. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

In March 2011, the Company sold 25.75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $37,100. The proceeds associated with the support equipment totaling $13,809 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $23,291 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We maintain our corporate office at 2100 West Loop South, Ste. 900, Houston, Texas 77027.  We have no materially important physical properties.

Item 3.   Legal Proceedings

Panos Industries, LLC v. Savoy Energy Corporation, et. al., District Court, Clark County, Nevada Case # A-10-612340-C.

On March 19, 2010, this action was filed in the above-entitled Court seeking damages “…in excess of $50,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company.  The Company has filed an answer to the complaint denying the allegations stated therein and has filed a Counterclaim against the Plaintiff.  While the outcome of this matter cannot be predicted, the Company specifically denies that it is indebted to Plaintiff and believes that any claims purportedly asserted in the lawsuit are without merit.  The Company further believes that it has meritorious claims against Plaintiff which arose in connection with the merger of the Company’s predecessor (Arthur Kaplan Cosmetics, Inc.) with Plantation Exploration, Inc. and in connection with the aftermath of the merger.  The Company intends to vigorously defend any claims asserted by the Plaintiff and to aggressively prosecute its claims against the Plaintiff.  Even if the Company is ultimately successful in defending this action, it will incur legal fees and other expenses in connection with such defense, the amount of which cannot be predicted at this time.  Such expenses could have a material impact on the Company’s future operating results and have an adverse impact on the Company’s funds available for its operations.

Item 4.   [Removed and Reserved]

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the Pink Sheets, a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the Pink Sheets under the symbol “SNVP.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB and Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	0.075	0.03
September 30, 2010	0.04	0.02
June 30, 2010	0.02	0.01
March 31, 2010	0.04	0.01

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	0.418	0.065
September 30, 2009	0.53	.0.13
June 30, 2009	0.49	0.0675
March 31, 2009	0.1125	0.065

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	0.50	0.18
September 30, 2008	n/a	n/a
June 30, 2008	n/a	n/a
March 31, 2008	n/a	n/a

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

Holders of Our Common Stock

As of December 31, 2010, we had 63,646,000 shares of our common stock issued and outstanding, held by approximately 12 shareholders of record.

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

Recent Sales of Unregistered Securities

On January 26, 2010, the Company issued 1,000,000 shares to Excelsus Capital Partners, LLC for services rendered.

On February 1, 2010, the Company issued 800,000 shares to Rio Sterling Holdings, LLC for repayment of the Company's note payable with a face amount of $12,500.

On February 1, 2010, the Company issued 800,000 shares to Barclay Lyons, LLC for repayment of the Company's note payable with a face amount of $12,500.

On February 1, 2010, the Company issued 1,250,000 shares to Tombstone Capital, LLC for repayment of the Company's note payable with a face amount of $12,500

On March 4, 2010, the Company issued 10,000,000 shares to Arthur Bertagnolli in exchange for services rendered.

On March 4, 2010, the Company issued 2,000,000 shares to Excelsus Capital Partners, LLC for services rendered.

On March 4, 2010, the Company issued 3,000,000 shares to Excelsus Consulting, LLC for services rendered.

On March 4, 2010, the Company issued 500,000 shares to Robert L. B. Diener, Attorney at Law for services rendered.

On March 18, 2010, the Company issued 1,500,000 shares to Rio Sterling Holdings, LLC for repayment for Company's note payable with a face amount of $10,000.

On March 18, 2010, the Company issued 1,500,000 shares to Barclay Lyons, LLC for repayment for Company's note payable with a face amount of $10,000.

On April 15, 2010, the Company issued 1,500,000 shares to Rio Sterling Holdings, LLC for repayment for Company's note payable with a face amount of $10,000.

On April 26 and May 26, 2010, the Company issued shares to the following for services rendered:  Joseph Laterza—2,000,000 shares; IR Pro 2.0—300,000 shares and John Vise—50,000 shares.

On May 26, 2010, the Company issued an aggregate of 1,700,000 shares to the Company’s outside directors for services rendered.

On May 26, 2010, the Company issued 500,000 shares to Robert L. B. Diener, Attorney at Law for services rendered.

On December 15, 2010, the Company issued 1,500,000 shares to Excelsus Capital Partners, LLC for services rendered.

On December 31, 2010, the Company issued 1,850,000 common shares to Directors in exchange for services rendered.

On December 31, 2010, the Company issued 600,000 common shares to IR Pro 2.0 for consulting services rendered.

On January 19, 2011, the Company issued 2,000,000 shares to Rio Sterling Holdings, LLC as partial consideration for an extension of its loan with the Company.

On January 19, 2011, the Company issued 1,000,000 shares to Barclay Lyons, LLC as partial consideration for an extension of its loan with the Company.

On February 2, 2011, the Company issued 700,000 shares to IR Pro 2.0, Inc. as consideration for services rendered.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.                                       .

Plan of Operation

Overview

We are in the business of re-entering, re-completing, extracting oil, and selling oil from previously undeveloped and drilled wells in the United States. Our plan of operations is to economically extract a significant amount of the “left-behind” oil from previously drilled sites.

We currently hold leases on or are producing oil from the following unproven and proven developed and undeveloped wells: a 25.75% working interest in Rozella Kifer No. 1, and a 2.75% working interest in the Glass 59 #2 well.  We do not operate these wells.

Our strategy is to acquire interests in existing low maintenance producing wells. Large oil companies with high overhead costs require high production rates for wells to be economically viable. Our small size and lower overhead allows profitably extraction of oil at low production rates.

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

During the year ended December 31, 2010, the Company incurred development costs on its oil and gas properties totaling $40,043.

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder (which have not yet been issued as of the date of this report), together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder. During the year ended December 31, 2010, the Company paid $35,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

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

In February 2011, the Company sold its 52.5% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $65,000 and forgiveness of payables in the amount of $25,080. The proceeds associated with the support equipment and forgiveness of payable totaling $79,219 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $10,861 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In March 2011, the Company sold 25.75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $37,100. The proceeds associated with the support equipment totaling $13,809 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $23,291 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

Results of Operations for the Fiscal Years ended December 31, 2010 and December 31, 2009

Revenues. Our total revenue reported for the fiscal year ended December 31, 2010 was $56,461, an increase from $35,885 for the fiscal year ended December 31, 2009.

Lease Operating Expenses.  Our revenues are offset by our lease operating expenses related to our wells.  The lease operating expenses for the fiscal year ended December 31, 2010 were $37,403 compared to $8,068 for the year ended December 31, 2009.

Depletion, Depreciation, Amortization and Impairment.   Depletion, depreciation, amortization and impairment expense for the fiscal year ended December 31, 2010 was $2,763 compared to $650,813 for the year ended December 31, 2009.

General and Administrative Expense.   General and Administrative Expense for the fiscal year ended December 31, 2010 was $1,252,698 compared to $847,047 for the fiscal year ended December 31, 2009.  The increase in general and administrative expense includes the recognition of stock compensation expense and certain non-cash expenses relating to the recognition of stock issued for services during the fiscal year ended December 31, 2010.

Other Income (Expenses). We recorded interest income of $11,385 for the fiscal year ended December 31, 2010, compared with $47,296 interest income for the fiscal year ended December 31, 2009.

Net Income (Loss). We reported a net loss of $1,117,423 or $0.02 per share for the fiscal year ended December 31, 2010 compared with a net loss of $1,517,726 or $0.04 per share for the fiscal year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $9,170. Our total current liabilities as of December 31, 2010 were $903,782.  Thus, we had a working capital deficit of $894,612 as of December 31, 2010.

Operating activities used $494,279 in cash for the fiscal year ended December 31, 2010. Our net loss of $1,117,423 was the primary component of our negative operating cash flow, offset by depletion, amortization and depreciation expense, amortization of stock options, impairment of oil and gas properties and stock compensation. Investing activities provided $340,105 during the fiscal year ended December 31, 2010 resulting from the sale of certain oil and gas properties, less the amount of capital expenditures and purchase of oil and gas properties. Cash flows provided by financing activities during the fiscal year ended December 31, 2010 was $103,000 consisting of proceeds from notes payable and other borrowings offset by certain note payments and payments representing a return of capital.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2010, we have generated losses from operations, have an accumulated deficit of $2,699,415 and a working capital deficiency of $894,612. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer, also acting as chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2010, our principal officers identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Each material weakness is discussed below.

There are inadequate and ineffective controls over the corporate financial statement close process. As a result of ineffective procedures and controls, our December 31, 2008 and 2007 year-end financial statements were issued with material misstatements which resulted in a material restatement that was reflected in our restated consolidated financial statements included in the Form 10-K for fiscal year ended December 31, 2008. The ineffective procedures and controls occurred within our accounting process and involved account reconciliations, period cut-off procedures and manual journal entries that were not properly prepared and/or reviewed and approved. The Company intends to continue to rely on consulting professionals as needed until a permanent accounting and finance team is appointed. This weakness is due to the Company’s lack of working capital to hire additional staff.

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

These material weaknesses led to the restatement of our consolidated financial results for previously issued 2008 and 2007 financial statements that were included in the Annual Report on Form 10-K for fiscal year ended 2008. As a result of the material weaknesses described above, our management has determined that, as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the  rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2010 and their then positions.

Name	Age	Office(s) Held
Arthur Bertagnolli	63	President, Chief Executive Officer, Chief Financial Officer and Director
William F. Howell	79	Director
Raymond F. Crabbe	62	Director
Charles J. Jacobus	63	Director
Donald C. Rusk	83	Director

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

Employment Agreements

On July 27, 2010, the Company entered into an Employment Agreement with Mr. Bertagnolli to serve as the Company’s President and Chief Executive Officer.  The Agreement, which replaces and supersedes a prior Employment Agreement, is effective as of June 1, 2010 and has a term of two (2) years from the effective date.  Unless terminated within one year of its expiration, the Agreement is automatically renewed for additional terms of one year each.  It provides for a base salary of $15,000 per month together with certain perquisites and annual grants of employee stock options at the discretion of the Company’s board of directors.  A copy of the Agreement is attached as Exhibit 10.1 to the Company’s Form 8-K/A Current Report filed on August 16, 2010.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Code of Ethics

As of December 31, 2010, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Bertagnolli, President, CEO, CFO,	2010	149,972	0	286,500	0	0	0	0	436,472
Director	2009	56,000	0	70,000	0	0	0	454,639	580,639
William F Howell,	2010	0	0	43,030	0	0	0	0	43,030
Director	2009	0	0	15,000	0	0	0	0	15,000
Raymond F. Crabbe,	2010	0	0	43,030	0	0	0	0	43,030
Director	20089	0	0	15,000	0	0	0	0	15,000
Charles J. Jacobus,	2010	0	0	43,030	0	0	0	0	43,030
Director	2009	0	0	15,000	0	0	0	0	15,000
Donald C. Rusk,	2010	0	0	52,030	0	0	0	0	52,030
Director	2009	0	0	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

We currently compensate our officers and we reserve the right to provide compensation in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer and director as of December 31, 2010.

None

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Bertagnolli	-	-	-	-	-	-	-
William F. Howell	-	43,030	-	-	-	-	43,030
Raymond F. Crabbe	-	43,030	-	-	-	-	43,030
Charles J. Jacobus	-	43,030	-	-	-	-	43,030
Donald C. Rusk	-	52,030	-	-	-	-	52,030

Narrative Disclosure to the Director Compensation Table

At this time, we pay our directors only stock compensation.  We do not pay any cash compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 61,196,000 Shares of Common Stock issued and outstanding as of December 31, 2010. Addresses for all of the individuals listed in the table below are c/o Savoy Energy Corporation, 2100 West Loop South, Ste. 900, Houston, Texas 77027.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Arthur Bertagnolli	Common Stock	18,400,000	30.06%
William F. Howell	Common Stock	962,500	1.57%
Raymond F. Crabbe	Common Stock	962,500	1.57%
Charles J. Jacobus	Common Stock	962,600	1.57%
Donald C. Rusk	Common Stock	962,500	1.57%

DIRECTORS AND OFFICERS – TOTAL	Common Stock	22,250,000	34.96%
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

 As of the date of this annual report, our common stock is traded on the Pink Sheets.  No applicable market imposes on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$45,000	$1,000	$0	$0
2009	$32,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2010 and 2009;
F-3	Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009;
F-4	Consolidated Statements of Changes in Stockholders ’ Deficit for the years ended December 31, 2010 and December 31, 2009;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009;
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Savoy Energy Corporation

By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
President, Secretary, Treasurer, CEO, CFO and Director

April 11, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
President, Secretary, Treasurer, CEO, CFO and Director

April 11, 2011

By:	/s/ William F. Howell
William F. Howell
Director

April 11, 2011

By:	/s/ Raymond F. Crabbe
Raymond F. Crabbe
Director

April 11, 2011

By:	/s/ Charles J. Jacobus
Charles J. Jacobus
Director

April 11, 2011

By:	/s/ Donald C. Rusk
Donald C. Rusk
Director

April 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Savoy Energy Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Savoy Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit, which raises substantial doubt about their ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 8, 2011

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,170	$60,345
Accounts receivable	-	2,372
Total current assets	9,170	62,717

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full cost method	718,630	761,987
Accumulated depletion, depreciation, amortization and impairment	(653,576)	(650,813)
Property and equipment, net	65,054	111,174

TOTAL ASSETS	$74,224	$173,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$198,004	$354,088
Advances from related parties	-	151,003
Advances from unrelated parties	151,003	-
Accrued interest payable	36,774	57,996
Notes payable	518,000	447,500
Total current liabilities	903,781	1,010,587

LONG-TERM LIABILITIES
Asset retirement obligations	8,555	9,683
TOTAL LIABILITIES	912,336	1,020,270

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 63,646,000 and 31,296,000 shares issued and outstanding, respectively	63,646	31,296
Additional paid-in-capital	1,797,657	704,317
Accumulated deficit	(2,699,415)	(1,581,992)
Total stockholders’ deficit	(838,112)	(846,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,224	$173,891

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

REVENUE
Oil and gas revenues	$56,461	$35,885
Total revenues	56,461	35,885

COSTS AND EXPENSES
Lease operating expenses	37,403	8,068
General and administrative expense	1,252,698	847,047
Depletion, depreciation, amortization and impairment expense	2,763	650,813
Accretion expense	2,061	387
Gain on sales of assets	(310,264)	-
Total costs and expenses	984,661	1,506,315
Operating loss	(928,200)	(1,470,430)

OTHER EXPENSES
Interest expense	(11,385)	(47,296)
Loss on settlement of debt	(185,433)	-
Other income	7,595	-
Total other expenses	(189,223)	(47,296)

Net loss	$(1,117,423)	$(1,517,726)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	54,164,630	36,849,468

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2008	60,400,000	$60,400	$(53,850)	$(64,266)	$(57,716)

Cancellation of shares	(40,400,000)	(40,400)	40,400	-	-

Stock issued for:
Acquisition of Plantation Exploration, Inc.	8,000,000	8,000	114,132	-	122,132

Oil and gas properties	500,000	500	44,500	-	45,000

Services	2,796,000	2,796	458,454	-	461,250

Amortization of options	-	-	100,681	-	100,681

Net loss	-	-	-	(1,517,726)	(1,517,726)

Balances, December 31, 2009	31,296,000	31,296	704,317	(1,581,992)	(846,379)

Stock issued for:

Services	22,781,818	22,782	649,808	-	672,590

Debt conversion	9,568,182	9,568	478,532	-	488,100

Return of capital	-	-	(35,000)	-	(35,000)

Net loss	-	-	-	(1,117,423)	(1,117,423)

Balances, December 31, 2010	63,646,000	$63,646	$1,797,657	$(2,699,415)	$(838,112)

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,117,423)	$(1,517,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and impairment	2,763	650,813
Accretion expense	2,061	387
Stock based compensation	672,590	562,431
Loss on settlement of debt	185,433	-
Gain on sale of assets	(310,264)	-
Changes in assets and liabilities
Accounts receivable	2,372	3,776
Accounts payable and accrued liabilities	68,188	257,624
Net cash used in operating activities	(494,280)	(42,695)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	409,048	-
Capital expenditures for development of oil and gas properties	(40,043)	-
Purchase of oil and gas properties	(28,900)	-
Net cash provided by investment activities	340,105	-

Cash flows from financing activities:
Proceeds from issuance of debt	235,500	112,500
Return of capital	(35,000)	-
Repayment of debt	(97,500)	(10,000)
Net cash provided by financing activities	103,000	102,500
Net increase in cash and cash equivalents	(51,175)	59,805
Cash and cash equivalents, at beginning of year	60,345	540
Cash and cash equivalents, at end of year	$9,170	$60,345

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Return of capital	$52,800	$-
Common stock issued for debt	$67,500	$-
Common stock issued for accrued expenses	$178,500	$33,194
Forgiveness of debt on sale of oil and gas properties	$10,327	-
Acquisition of Plantation Exploration, Inc.	$-	$121,632
Cancellation of common stock	$-	$40,400
Oil and gas properties conveyed in exchange for debt	$-	$100,000
Common stock issued for oil and gas properties	$-	$45,000

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Planation Exploration. Intercompany transactions and balances have been eliminated upon consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations and share based compensation in which the estimated fair value is based upon the grant date fair value of the award and is recognized as expense over the estimated vesting period of the stock award using the straight-line method.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Fair Value of Financial Instruments

As at December 31, 2010, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

Earnings (Loss) per Share of Common Stock

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2010, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation herein was based on management’s assessment of the fair value of both the assets acquired and liabilities assumed.

Current assets	$6,000

Property, plant, and equipment	862,000

Other noncurrent assets	-

Identifiable intangible assets	-

Goodwill	-

Total assets acquired	868,000
Current liabilities	708,000

Other noncurrent liabilities	-

Long-term debt	-

Total liabilities assumed	708,000
Net assets acquired	$160,000

There were no acquired identifiable intangible assets, customer relationships, developed technology or trade names. The excess of the fair value of the consideration paid by the Company over the fair value of the net assets of Plantation Exploration was assigned to its oil and gas properties (property, plant and equipment in the table above).

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Plantation Exploration, LLC had occurred as of the first day of the year ended December 31, 2009:

2009
Total revenues	$48,000
Net loss	(1,800,000)
Net loss per share—Basic	(0.05)
Net loss per share—Diluted	(0.05)

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

Employment Agreement

Pursuant to the terms and conditions of the Employment Agreement entered into at the time of the Merger:

Mr. Bertagnolli will serve as President, CEO, Chairman and sole director of the Company and Plantation Exploration. The Company agreed to compensate Mr. Bertagnolli $14,000 per month for the first 12 months and $20,000 per month for the second 12 month period. As of December 31, 2009 we have accrued $84,000 as payable to Mr. Bertagnolli for his salary. The Company issued 400,000 post-split shares of common stock to Mr. Bertagnolli as payment for $70,000 of his salary payable.

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

On July 27, 2010, the Company entered into a new Employment Agreement with Mr. Bertagnolli to serve as the Company’s President and Chief Executive Officer.  The Agreement, which replaces and supersedes the prior Employment Agreement, is effective as of June 1, 2010 and has a term of two (2) years from the effective date.  Unless terminated within one year of its expiration, the Agreement is automatically renewed for additional terms of one year each.  It provides for a base salary of $15,000 per month together with certain perquisites and annual grants of employee stock options at the discretion of the Company’s board of directors.  A copy of the Agreement is attached as Exhibit 10.1 to the Company’s Form 8-K/A Current Report filed on August 16, 2010.

NOTE 5 – OIL AND GAS PROPERTIES

On March 31, 2010, the Company acquired a 2.75% working interest in the Glass 59 #2 well in Sterling County for approximately $13,000, Texas that is operated by Bright & Company.

In June 2010, the Company acquired the Davis-Cornell oil and gas lease for $28,900.   The lease acreage is located in Gonzales County, Texas, and is comprised of 144 acres.  The Company acquired a 75% undivided working interest in the unproven reserves, and the sellers retained a 25% undivided working interest. In July 2010, the Company sold a 92.5% undivided interest in its Eagle Ford formation “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $123,228.  The “deep rights” sold are unevaluated oil and gas properties. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended December 31, 2010, the Company recognized a gain of $94,381 on sale of assets.

During the year ended December 31, 2010, the Company incurred development costs on its oil and gas properties totaling $40,043.

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder. During the year ended December 31, 2010, the Company paid $35,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

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

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In accordance with ASC 410, “Accounting for Asset Retirement Obligations” Savoy records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Savoy accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Savoy's credit-adjusted risk-free interest rate. No market risk premium has been included in Savoy's calculation of the ARO balance.

The following is a description of the changes to the Company's asset retirement obligations for the years ended December 31,

	2010	2009

Asset retirement obligations at beginning of year	$9,683	$-

Acquisition of properties	-	9,296

Sale of properties	(3,189)	-

Accretion expense	2,061	387

Asset retirement obligations at end of year	$8,555	$9,683

NOTE 7 – NOTES PAYABLE

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy. The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand. The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid. During the year ended December 31, 2010, the Company has made payment reductions totaling $77,500 and issued 7,350,000 shares of common stock with a fair value of $309,600 based on the quoted market value on the grant date. As of December 31, 2010, the outstanding balance of advances from OIL was $282,500.

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

On March 19, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on April 10, 2011. The Company used the proceeds for working capital. The outstanding balance of $40,000 at December 31, 2010 has been classified as current debt.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on April 10, 2011. The Company used the proceeds for working capital. The outstanding balance of $40,000 at December 31, 2010 has been classified as current debt.

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on April 10, 2011. The Company used the proceeds for working capital. The outstanding balance of $40,000 at December 31, 2010  has been classified as current debt.

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures July 27, 2011, at which date the $63,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (initially limited to 39,375,000). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the convertible promissory note using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory note that can be converted, then they would have received approximately 5,279,344 shares of the Company’s common stock. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature. Subsequent to year end, the company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the note in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On December 6, 2010, the Company borrowed $20,000 from a non-related third party bearing interest at 8% per annum. The loans are secured by certain oil and gas properties and the principal and accrued and unpaid interest is payable on demand. The Company used the proceeds for working capital. The outstanding balance of $20,000 at December 31, 2010 has been classified as current debt.

On December 21, 2010, an unrelated third party advanced $32,500 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures September 23, 2011, at which date the $32,500 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (initially limited to 17,324,094). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the convertible promissory note using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory note that can be converted, then they would have received approximately 2,723,540 shares of the Company’s common stock. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature. Subsequent to year end, the company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the note in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the twelve months ended December 31, 2010, the Company received no cash advances. As of December 31, 2009, the outstanding balance of advances from related parties was $151,003. As of December 31, 2010, it was determined that the lenders were no longer related parties and the balance was reclassified to an advance from unrelated parties.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/09	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	(8,000,000)	(1.00)
Outstanding at 12/31/10	-	$-

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

On March 4, 2010, the Company issued 2,000,000 common shares valued at $70,000, based on fair market value using quoted market prices on the date of grant to for investment banking services rendered.

On March 4, 2010, the Company issued 3,000,000 common shares valued at $105,000, based on fair market value using quoted market prices on the date of grant for investment banking services rendered.

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

On December 14, 2010 the Company filed an Amendment to its Articles of Incorporation increasing its authorized capital to 310,000,000 shares comprising 300,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share.

On December 15, 2010, the Company issued 1,500,000 common shares valued at $15,000, based on fair market value using quoted market prices on the date of grant for investment banking services rendered.

On December 31, 2010, the Company issued 1,850,000 common shares valued at $28,120, based on fair market value using quoted market prices on the date of grant to Directors in exchange for services rendered.

On December 31, 2010, the Company issued 600,000 common shares valued at $7,520, based on fair market value using quoted market prices on the date of grant for consulting services rendered.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND LITIGATION

During January 2010, the Company entered into a consulting agreement with an unrelated third party and paid the consultant for investment banking services a commitment fee of $5,000 and issued the consultant 1,000,000 fully vested shares of common stock (see Note 9). The Company amended the consulting agreement in March 2010 that extended the term for twelve months from the date of the amendment and issued the consultant 5,000,000 fully vested shares of common stock (2,000,000 shares on March 4, and 3,000,000 shares on March 4, 2010 – See Note 9). As amended, the consulting agreement includes the following commitments:

i.	The consultant will receive $5,000 per month for twelve months;
ii.	The consultant will receive a referral fee of 10% cash and 10% equity of the aggregate amount of each successful equity financing;
iii.	The consultant will receive a referral fee of 5% cash and 5% equity of the aggregate amount of each successful debt financing.

During March 2010, the Company executed an investor relations agreement whereby the Company, agreed to pay $120,000 in cash and 600,000 shares in common stock with an initial payment of $15,000 and issue 100,000 shares of common stock to be paid upon execution of the agreement.  As of September 30, 2010, the Company has paid a total of $45,000 cash and issued 300,000 shares of the Company’s common stock valued at $6,900, based on the fair market value using quoted market prices on the date of grant. During the three months ended September 30, 2010, the Company terminated the agreement. There is no unrecognized expense related to this agreement at December 31, 2010.

During October 2010, the Company executed an investor relations agreement whereby the Company, agreed to pay $90,000 in cash and 900,000 shares in common stock with an initial payment of $15,000 and initially issuance of 400,000 shares of common stock to be paid upon execution of the agreement.  As of December 31, 2010, the Company has paid a total of $22,500 cash and issued 600,000 shares of the Company’s common stock valued at $7,520, based on the fair market value using quoted market prices on the date of grant. During February 2011, the Company issued 700,000 shares of the Company’s common stock valued at $8,400, based on the fair market value using quoted market prices on the date of grant.

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on the Company’s achievement of specified milestones.  As of December 31, 2010, none of those milestones have been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company.

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

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Net Loss (numerator)	$(1,117,423)	$(1,517,726)
Shares (denominator)	54,164,630	36,849,468
Per share amount	$(0.02)	$(0.04)

No computation for diluted earnings per share was prepared for the convertible promissory notes (see Note 7) that would have been convertible into approximately 8,002,884 common shares at December 31, 2010.

NOTE 12 - INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Income tax expense at statutory rate	$(440,102)	$(597,763)
Change in Valuation allowance	440,102	597,763
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$(1,062,928)	$(622,826)
Valuation allowance	1,062,928	622,826
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards of $64,266 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

  NOTE  13 - SUPPLEMENTAL OIL AND GAS INFORMATION-(Unaudited)

Proved oil and gas reserve quantities are based on a compilation of reserve estimates provided to the Company by the operators of the Company’s oil and gas leases which are extracted from reserve estimates prepared externally by  independent engineers in accordance with guidelines established by the Securities Exchange Commission (SEC).

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

In accordance with SEC regulations, reserves were estimated using the average prices shown in the table below during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

	2010	2009
Natural gas (MMBtu)	$-	$-
Oil (Bbl)	$74.15	$61.19

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2009	-	5,981
Acquisitions	-	-
Extensions, discoveries and improved recovery	-	25,236
Production	-	(700)
Sale of minerals in place	-	(3,446)
Revisions of previous estimates	-	-
Balance, December 31, 2010	-	27,071

Proved developed as of December 31, 2010	-	27,071
Proved developed as of December 31, 2009	-	5,981

The 25,236 of MBbls of extensions and discoveries relate primarily to the proved undeveloped reserves on the Rozella Kifer lease. The Company estimates that the cost to develop those reserves will be approximately $180,000.

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the Company’s oil and gas producing activities and the related accumulated depletion as of December 31, 2010 and 2009:

	2010	2009
Proved properties	$718,630	$761,987
Unproved leasehold	-	-
Less accumulated depletion	(653,576)	(650,813)
Net capitalized costs	$65,054	$111,174

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2010 and 2009:

	2010	2009
Acquisition costs	$28,900	$861,987
Development costs	40,043	649
Total Costs Incurred	$68,943	$862,936

The following disclosures concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with FAS 69. As prescribed by FAS 69, the amounts shown are based on prices using the unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and average costs at the end of each period and a 10 percent annual discount factor.

Future cash flows are computed by applying average prices of natural gas and oil to year-end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineer by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income taxes are based on currently enacted statutory rates.

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

Reserve estimates were prepared by both external and internal sources.

Standardized Measure of Discounted Future Net Cash Flow
	2010	2009
Future cash inflows	$2,007,426	$325,785
Future costs-
Operating	(222,267)	(81,447)
Development and abandonment	(180,250)	-
Future net cash flows before income taxes	1,604,909	244,338
Future income taxes	(561,718)	(85,518)
Future net cash flows before income taxes	1,043,191	158,820
Discount at 10% annual rate	(237,886)	(47,646)
Standardized measure of discounted future net cash flows	$805,305	$111,174

The following reconciles the change in the standardized measure of discounted net cash flow for the years ended December 31, 2010 and 2009
	2010	2009
Beginning of year	$111,174	$-
Acquisition of oil and gas properties	-	861,498
Extensions, discoveries and improved recovery	837,443	-
Revision of quantity estimates	-	-
Sales of minerals in place	(16,009)	-
Net change in prices and production costs	(17,269)	-
Accretion of discount	-	-
Sales, net of production costs	(19,058)	(26,778)
Change in future development costs	(90,976)	-
Net change in income taxes	-	(724,035)
End of year	$805,305	$111,174

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. With the exception of those matters discussed below, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

On January 12, 2011, Rio Sterling Holdings, LLC amended its $40,000 promissory note dated March 22, 2010 and its $40,000 promissory note dated April 21, 2010 plus attorney fees of $1,500 to a convertible promissory note.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, Rio Sterling Holdings, LLC elected to convert $20,000 to 2,000,000 shares of common stock valued at $36,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $16,000 on settlement of debt. The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt; as a result no gain or loss will be recognized upon modification as the difference between the carrying value of the debt prior to modification and the fair value of the debt after modification; however, a beneficial conversion feature of approximately $16,000 will be recognized as the initial debt discount (prior to any conversions).

On January 12, 2011, Barclay Lyons, LLC amended its $40,000 promissory note dated March 22, 2010 plus attorney fees of $1,500 to a convertible promissory note.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, Barclay Lyons, LLC elected to convert $10,000 to 1,000,000 shares of common stock valued at $18,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt. The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt; as a result no gain or loss will be recognized upon modification as the difference between the carrying value of the debt prior to modification and the fair value of the debt after modification; however, a beneficial conversion feature of approximately $16,000 will be recognized as the initial debt discount (prior to any conversions).

On February 2, 2011, the Company issued 700,000 common shares valued at $8,400, based on fair market value using quoted market prices on the date of grant for consulting services rendered.

In February 2011, the Company sold its 52.5% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $65,000 and forgiveness of payables in the amount of $25,080. The proceeds associated with the support equipment and forgiveness of payable totaling $79,219 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $10,861 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

On March 7, 2011, an unrelated third party advanced $30,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on December 9, 2011, at which time the $30,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (initially limited to 28,009,461). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. This constituted a significant sale of assets and as such rendered the note in default. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature. Subsequent to entering into the convertible promissory note agreement, the company sold 50% of its working interest in the Rozella Kiefer well. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

In March 2011, the Company sold 25.75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $37,100. The proceeds associated with the support equipment totaling $13,809 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $23,291 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.