Form 10-K/A
period 2010-12-31
Savoy Energy Corp
filed 2011-04-12
CIK 1437751

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 8, 2011

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,170	$60,345
Accounts receivable	-	2,372
Total current assets	9,170	62,717

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full cost method	718,630	761,987
Accumulated depletion, depreciation, amortization and impairment	(653,576)	(650,813)
Property and equipment, net	65,054	111,174

TOTAL ASSETS	$74,224	$173,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$198,004	$354,088
Advances from related parties	-	151,003
Advances from unrelated parties	151,003	-
Accrued interest payable	36,774	57,996
Notes payable	518,000	447,500
Total current liabilities	903,781	1,010,587

LONG-TERM LIABILITIES
Asset retirement obligations	8,555	9,683
TOTAL LIABILITIES	912,336	1,020,270

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 63,646,000 and 31,296,000 shares issued and outstanding, respectively	63,646	31,296
Additional paid-in-capital	1,797,657	704,317
Accumulated deficit	(2,699,415)	(1,581,992)
Total stockholders’ deficit	(838,112)	(846,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,224	$173,891

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

REVENUE
Oil and gas revenues	$56,461	$35,885
Total revenues	56,461	35,885

COSTS AND EXPENSES
Lease operating expenses	37,403	8,068
General and administrative expense	1,252,698	847,047
Depletion, depreciation, amortization and impairment expense	2,763	650,813
Accretion expense	2,061	387
Gain on sales of assets	(310,264)	-
Total costs and expenses	984,661	1,506,315
Operating loss	(928,200)	(1,470,430)

OTHER EXPENSES
Interest expense	(11,385)	(47,296)
Loss on settlement of debt	(185,433)	-
Other income	7,595	-
Total other expenses	(189,223)	(47,296)

Net loss	$(1,117,423)	$(1,517,726)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	54,164,630	36,849,468

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

	2010	2009
Natural gas (MMBtu)	$-	$-
Oil (Bbl)	$74.15	$61.19

	Gas	Oil
	(MMcf)	(MBbls)
Total Proved Reserves:
Balance, December 31, 2009	-	5,981
Acquisitions	-	-
Extensions, discoveries and improved recovery	-	25,236
Production	-	(700)
Sale of minerals in place	-	(3,446)
Revisions of previous estimates	-	-
Balance, December 31, 2010	-	27,071

Proved developed as of December 31, 2010	-	1,835
Proved developed as of December 31, 2009	-	5,981

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

Future cash flows are computed by applying average prices of natural gas and oil to year-end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income taxes are based on currently enacted statutory rates.

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