Form 10-Q
period 2011-03-31
Savoy Energy Corp
filed 2011-07-01
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

(713) 243-8788
(Issuer’s telephone number)

11200 Westheimer, Suite 900
Houston, TX  77042
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 79,800,463 common shares as of June 28, 2011.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets (unaudited) as of March 31, 2011 and December 31, 2010;	4

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010;	5

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010;	6

Notes to Consolidated Financial Statements (unaudited).	7

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,877	$9,170
Total current assets	6,877	9,170

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	679,744	718,630
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(653,576)
Oil and Gas Properties, Net	29,395	65,054

TOTAL ASSETS	$36,272	$74,224

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$164,429	$198,004
Advances from unrelated party	151,003	151,003
Accrued interest payable	39,764	36,774
Notes payable (net of debt discount of $2,007 and $0, respectively)	497,493	518,000
Total current liabilities	852,689	903,781

LONG-TERM LIABILITIES
Asset retirement obligations	2,057	8,555
TOTAL LIABILITIES	854,746	912,336

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 300,000,000 shares authorized,
66,746,000 and 63,646,000 shares issued and outstanding, respectively	66,746	63,646
Additional paid-in-capital	1,866,315	1,797,657
Accumulated deficit	(2,751,535)	(2,699,415)
Total stockholders’ deficit	(818,474)	(838,112)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$36,272	$74,224

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUE
Oil and gas revenues	$3,516	$18,755
Total revenues	3,516	18,755

COSTS AND EXPENSES
Lease operating expenses	3,035	12,931
General and administrative expense	96,522	650,242
Depletion, depreciation, amortization and impairment expense	65	3,291
Accretion expense	100	926
Gain on sale of working interest	(96,827)	-
Total costs and expenses	2,895	667,390
Net operating income (loss)	621	(648,635)

OTHER INCOME (EXPENSE)
Interest expense	(40,741)	(1,630)
Loss on settlement of debt	(12,000)	(207,100)
Total other income (expenses)	(52,741)	(208,730)

Net loss	$(52,120)	$(857,365)

Basic and diluted net loss per share	$0.00	$(0.02)

Weighted average common shares outstanding-basic and diluted	66,236,000	39,175,444

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(52,120)	$(857,365)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depletion, depreciation, amortization and impairment	37,807	3,291
Accretion expense	100	926
Stock based compensation	1,500	524,000
Loss on settlement of debt	12,000	207,100
Gain on sale of oil and gas properties	(96,827)	-
Changes in assets and liabilities
Accounts receivable	-	1,125
Accounts payable and accrued liabilities	(6,695)	15,099
Net cash provided by (used in ) operating activities	(104,235)	(105,824)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	102,100	-
Capital expenditures for development of oil and gas properties	(158)	-
Purchase of oil and gas properties	-	(16,180)
Net cash used in investment activities	101,942	(16,180)

Cash flows from financing activities:
Proceeds from issuance of debt	30,000	80,000
Return of capital	(10,000)	-
Repayment of long-term debt	(20,000)	-
Net cash provided by financing activities	-	80,000

Net increase in cash and cash equivalents	(2,293)	(42,004)
Cash and cash equivalents, at beginning of year	9,170	60,345
Cash and cash equivalents, at end of year	$6,877	$18,341

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Beneficial conversion feature	$38,258	$-
Return of capital	$10,000	$-
Common stock issued for debt	$42,000	$57,500

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Savoy Energy Corporation ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Savoy’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2010 as reported in Form 10-K have been omitted.

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

Fair Value of Financial Instruments

As at March 31, 2011, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2011, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – OIL AND GAS PROPERTIES

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder. During the period ended March 31, 2011, the Company paid $10,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

In February 2011, the Company sold its 52.5% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $65,000 and forgiveness of payables in the amount of approximately $25,000. The proceeds associated with the support equipment and forgiveness of payable totaling approximately $79,000 will be recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling approximately $11,000 will be accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In March 2011, the Company sold a 25,75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of approximately $37,000. The proceeds associated with the support equipment totaling approximately $14,000 will be recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling approximately $23,000 will be accounted for as a reduction of capitalized costs, with no gain or loss recognized.

NOTE 5 – NOTES PAYABLE

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy. The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand. The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid. During the three months ended March 31, 2011, the Company made no payment reductions. As of March 31, 2011, the outstanding balance of advances from OIL was $282,500.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt. The outstanding principal balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 at based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note. For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt. The outstanding balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 at based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note. For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt. The outstanding balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 at based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note. For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

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

On March 7, 2011, an unrelated third party advanced $30,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on December 9, 2011, at which time the $30,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 28,009,461). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. This constituted a significant sale of assets and as such rendered the note in default. Subsequent to entering into the convertible promissory note agreement, the Company sold 50% of its working interest in the Rozella Kiefer well. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights. The Company evaluated the terms of the note and concluded that the note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $2,258 at inception based on the intrinsic value of the discount. For the period ended March 31, 2011, $251 was charged to interest expense associated with the amortization of the debt discount.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the three months ended March 31, 2011, the Company received no cash advances.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/10	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at 03/31/11	8,000,000	$1.00

Options outstanding and their relative exercise price at March 31, 2011 are as follows:

Exercise Price	Number of shares	Remaining life	Aggregate Intrinsic Value (In-the-money) Options
1.00	8,000,000	2.75 years	$-
	8,000,000		$-

NOTE 8 - COMMON STOCK

On January 12, 2011, the holder of a promissory note in the original face amount of $40,000 elected to convert $10,000 of the face amount to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt.

On January 12, 2011, the holder of two promissory notes, each in the original face amount of $40,000, elected to convert an aggregate of $20,000 to 2,000,000 shares of common stock valued at $28,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt.

On February 2, 2011, the Company issued 100,000 common shares valued at $1,500, based on fair market value using quoted market prices on the date of grant for consulting services rendered.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND LITIGATION

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

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on the Company’s achievement of specified milestones.  As of March 31, 2011, none of those milestones have been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. With the exception of those matters discussed below, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

In April 2011, the Company sold a 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $18,550. The proceeds associated with the support equipment totaling $6,905 and will be recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $11,646 will be accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In May 2011, the Company sold its remaining 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $18,550. The proceeds associated with the support equipment totaling $6,905 and will be recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $11,646 will be accounted for as a reduction of capitalized costs, with no gain or loss recognized.

On April 14, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $9,409 face amount of the note into 3,360,565 shares of the company’s common stock.

On April 28, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $6,000 face amount of the note into 3,333,333 shares of the company’s common stock.

On May 20, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $7,500 face amount of the note into 3,000,000 shares of the company’s common stock.

On May 20, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $9,409 face amount of the note into 3,360,565 shares of the company’s common stock.

On April 10, 2011, the two promissory notes dated March 22, 2011, each in the original face amount of $40,000 and the promissory note dated April 21, 2010 in the original face amount of $40,000 went into default as a result of the Company’s non-payment.

On June 22, 2011, an unrelated third party advanced $11,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on March 26, 2012, at which time the $11,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 28,009,461). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. This constituted a significant sale of assets and as such rendered the note in default. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.

Also, on June 22, 2011, the Company agreed to amend its prior notes dated October 25, 2010 (in the original face amount of $63,000), December 21, 2010 (in the original face amount of $32,500) and March 7, 2011 (in the original face amount of $30,000) to amend the conversion price to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company evaluated the modification and concluded that the modification was not an extinguishment of the original debt; as a result, no gain or loss will be recognized upon modification and there is not a significant difference between the carrying value of the debt prior to modification and the fair value of the debt after modification.

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

We currently hold leases on or are producing oil from the following unproven and proven developed and undeveloped wells: (a) a 49.25% undivided interest in certain lease acreage comprising 144 acres which was previously producing located in Gonzales County, Texas, (b) a 5.0% overriding royalty interest in W.L. Barnett ET AL #1 & #2 and (c) a 2.75% working interest in the Glass 59 #2 well.  We will continue our workover efforts on these wells, and seek to duplicate our successful efforts with other wells.

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

In June 2010, the Company acquired the Davis-Cornell oil and gas lease for $28,900.   The lease acreage is located in Gonzales County, Texas, and is comprised of 144 acres.  The Company acquired a 75% undivided working interest in the previously-producing reserves, and the sellers retained a 25% undivided working interest.

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder (which as of the date of this report have not been issued), together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder. During the three months ended March 31, 2011, the Company paid $10,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder..

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

In March 2011, the Company sold a 25,75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $37,100. The proceeds associated with the support equipment totaling $13,809 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $23,291 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In April 2011, the Company sold a 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $18,550. The proceeds associated with the support equipment totaling $6,905 and will be recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $11,646 will be accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In May 2011, the Company sold its remaining 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $18,550. The proceeds associated with the support equipment totaling $6,905 and will be recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $11,646 will be accounted for as a reduction of capitalized costs, with no gain or loss recognized.

Notes Payable

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy. The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand. The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid. During the three months ended March 31, 2011, the Company made no payment reductions. As of March 31, 2011, the outstanding balance of advances from OIL was $282,500.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $18,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt. The outstanding principal balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $18,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt. The outstanding balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.

On April 21, 2010, the Company borrowed $40,000 from non-related  third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $18,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt. The outstanding balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.

On April 14, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $9,409 face amount of the note into 3,360,565 shares of the company’s common stock.

On May 20, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $7,500 face amount of the note into 3,000,000 shares of the company’s common stock.

On May 20, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $9,409 face amount of the note into 3,360,565 shares of the company’s common stock.

On April 10, 2011, the two promissory notes dated March 22, 2011, each in the original face amount of $40,000 and the promissory note dated April 21, 2010 in the original face amount of $40,000 went into default as a result of the Company’s non-payment.

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures July 27, 2011, at which date the $63,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (initially limited to 39,375,000). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the convertible promissory note using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory note that can be converted, then they would have received approximately 5,279,344 shares of the Company’s common stock. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature. Subsequent to year end, the company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the note in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.  On April 28, 2011, the holder of the convertible promissory note converted $6,000 face amount of the note into 3,333,333 shares of the company’s common stock.

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

On June 22, 2011, an unrelated third party advanced $11,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on March 26, 2012, at which time the $11,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 28,009,461). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. This constituted a significant sale of assets and as such rendered the note in default. The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.

Also, on June 22, 2011, the Company agreed to amend its prior notes dated October 25, 2010 (in the original face amount of $63,000), December 21, 2010 (in the original face amount of $32,500) and March 7, 2011 (in the original face amount of $30,000) to amend the conversion price to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.

Increase in Authorized Capital

On December 14, 2010 the Company filed an Amendment to its Articles of Incorporation increasing its authorized capital to 310,000,000 shares comprising 300,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues. Our total revenue reported for the three months ended March 31, 2011 was $3,516 compared to $18,755 in the comparable period for the prior year. The decrease was due to the sale of various of the Company’s interests.

Lease Operating Expenses.   The lease operating expenses for the three months ended March 31, 2011 were $3,035, compared to $12,931 in the comparable period of the prior year.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the three months ended March 31, 2011 was $65 compared to $3,291 in the comparable period the prior year.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2011 decreased to $96,522 from $650,242 for the comparable quarter in 2010.  The decrease in general and administrative expense was largely attributable to the recognition of stock compensation expense in the prior year’s comparable quarter.

Gain on Sale of Assets.  During the three months ended March 31, 2011, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $96,827.

Other Income (Expenses). We recorded interest expense of $40,741 for the three months ended March 31, 2011 compared to $1,630 in the comparable quarter the prior year.  This increase was largely attributable to the cost of increased debt.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $6,877. Our total current liabilities as of March 31, 2011 were $852,689.  Thus, we had a working capital deficit of $845,812 as of March 31, 2011.

Operating activities used $104,235 in cash for the three months ended March 31, 2011 compared to $105,824 in the comparable three months of the prior year. Cash flows provided by investing activities were $101,942 during the three months ended March 31, 2011 compared to $(16,180) in the comparable three months of the prior year.  The increase was entirely attributable to the sale of certain of the Company’s oil and gas properties. Cash flows provided by financing activities during the quarter ended March 31, 2011 was $0 consisting of proceeds from notes payable of $30,000, less repayments of $30,000 compared to $80,000 in the comparable period the prior year comprising proceeds from the issuance of debt.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.   The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2011, the holder of a promissory note in the original face amount of $40,000 elected to convert $10,000 of the face amount to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt.

On January 12, 2011, the holder of two promissory notes, each in the original face amount of $40,000, elected to convert an aggregate of $20,000 to 2,000,000 shares of common stock valued at $28,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt.

On February 2, 2011, the Company issued 100,000 common shares valued at $1,500, based on fair market value using quoted market prices on the date of grant for consulting services rendered.

On April 14, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $9,409 face amount of the note into 3,360,565 shares of the company’s common stock.

On April 28, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $6,000 face amount of the note into 3,333,333 shares of the company’s common stock.

On May 20, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $7,500 face amount of the note into 3,000,000 shares of the company’s common stock.

On May 20, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $9,409 face amount of the note into 3,360,565 shares of the company’s common stock.

None of the aforementioned transactions resulted in any cash proceeds to the Company.

Item 3.     Defaults upon Senior Securities

Subsequent to December 31, 2010, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered its notes dated October 25, 2010 (in the original face amount of $63,000), December 21, 2010 (in the original face amount of $32,500) and March 7, 2011 (in the original face amount of $30,000) in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On April 10, 2011, the two promissory notes dated March 22, 2011, each in the original face amount of $40,000 and the promissory note dated April 21, 2010 in the original face amount of $40,000 went into default as a result of the Company’s non-payment.

 Item 4.     (Removed and Reserved)

None

Item 5.     Other Information

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

SAVOY ENERGY CORPORATION

Date:	June 30, 2011

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer