Form 10-Q
period 2011-06-30
Savoy Energy Corp
filed 2011-08-19
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,015,385 common shares as of August 9, 2011.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Consolidated Balance Sheets (Unaudited) as of June 30, 2011 and December 31, 2010;	F-2

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010;	F-3

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010;	F-4

Notes to Consolidated Financial Statements (Unaudited).	F-5

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$668	$9,170
Total current assets	668	9,170

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	677,678	718,630
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(653,576)
Oil and gas properties, net	27,329	65,054

TOTAL ASSETS	$27,997	$74,224

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$209,906	$198,004
Advances from unrelated parties	154,003	151,003
Advances from related parties	10,900	-
Accrued interest payable	43,899	36,774
Notes payable (net of debt discount of $1,004 and $0, respectively)	453,258	518,000
Total current liabilities	871,966	903,781

LONG-TERM LIABILITIES
Asset retirement obligations	-	8,555

TOTAL LIABILITIES	871,966	912,336

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 300,000,000 shares authorized, 88,543,163 and 63,646,000 shares issued and outstanding, respectively.	88,543	63,646
Additional paid-in capital	1,919,402	1,797,657
Accumulated deficit	(2,851,914)	(2,699,415)
Total stockholders’ deficit	(843,969)	(838,112)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$27,997	$74,224

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE
Oil and gas revenues	$2,239	$16,637	$5,755	$35,393

Total revenues	2,239	16,637	5,755	35,393

COSTS AND EXPENSES
Lease operating expenses	1,803	13,165	4,838	26,096

General and administrative expense	96,023	231,072	192,545	881,314
Depletion, depreciation, amortization and impairment expense	-	1,226	65	4,517

Accretion expense	8	926	108	1,852

Gain on sale of working interest	(40,000)	(233,320)	(136,827)	(233,320)

Total costs and expenses	57,834	13,069	60,729	680,459

Net operating income (loss)	(55,595)	3,568	(54,974)	(645,066)

OTHER INCOME (EXPENSE)

Interest expense	(4,888)	(2,913)	(45,629)	(4,543)

Loss on settlement of debt	(39,896)	(35,000)	(51,896)	(242,100)

Total other income (expenses)	(44,784)	(37,913)	(97,525)	(246,643)

Net loss	$(100,379)	$(34,345)	$(152,499)	$(891,709)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding—basic and diluted	77,429,981	57,435,011	71,908,664	48,387,160

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(152,499)	$(891,709)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and impairment	65	4,517
Accretion expense	(1,957)	1,852
Stock based compensation	1,500	616,224
Loss on settlement of debt	51,896	242,100
Gain on sale of oil and gas properties	(94,762)	(233,320)
Amortization of debt discount	37,004	-
Changes in assets and liabilities:
Accounts receivable	-	1,314
Accounts payable and accrued liabilities	2,909	(12,162)
Advances from unrelated parties	3,000	-
Advances from related parties	10,900	-
Net cash provided by (used in) operating activities	(141,944)	(271,184)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	142,100	233,320
Capital expenditures for development of oil and gas properties	(158)	-
Purchase of oil and gas properties	-	(59,229)
Net cash used in investment activities	141,942	174,091

Cash flows from financing activities:
Proceeds from issuance of debt	31,500	120,000
Return of capital	(20,000)	-
Repayment of long-term debt	(20,000)	(10,000)
Net cash provided by (used in) financing activities	(8,500)	110,000

Net increase in cash and cash equivalents	(8,502)	12,907
Cash and cash equivalents, at beginning of year	9,170	60,345
Cash and cash equivalents, at end of year	$668	$73,252

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Beneficial conversion feature	$38,258	$-
Return of capital	$20,000	$52,800
Common stock issued for debt	$24,897	$67,500
Common stock issued for accrued expenses	$-	$177,226

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

Fair Value of Financial Instruments

As at June 30, 2011, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of June 30, 2011, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – OIL AND GAS PROPERTIES

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.  Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.  The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder.  During the period ended June 30, 2011, the Company paid $20,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

In February 2011, the Company sold its 52.5% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $65,000 and forgiveness of payables in the amount of approximately $25,000.  The proceeds associated with the support equipment and forgiveness of payable totaling approximately $79,000 were recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling approximately $11,000 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In March 2011, the Company sold a 25,75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of approximately $37,000.  The proceeds associated with the support equipment totaling approximately $14,000 were recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling approximately $23,000 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In April 2011, the Company sold a 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $18,550.  The proceeds associated with the support equipment totaling $6,905 and were recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling $11,646 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In May 2011, the Company sold its remaining 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $18,550.  The proceeds associated with the support equipment totaling $6,905 and were recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling $11,646 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

NOTE 5 – NOTES PAYABLE

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000.  On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy.  The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand.  The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid.  During the six months ended June 30, 2011, the Company made no payment reductions.  As of June 30, 2011, the outstanding balance of advances from OIL was $282,500.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum.  The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share.  On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant.  On April 14, 2011, the holder converted $9,409 face amount of the note into 3,360,565 shares of the Company’s common stock.  On May 20, 2011, the holder converted $9,409 face amount of the note into 3,360,565 shares of the Company’s common stock.  On June 2, 2011, the holder converted $4,954 face amount of the note into 3,642,700 shares of the Company’s common stock.  For the six months ended June 30, 2011, the Company recorded a realized loss of $11,545 on settlement of debt.  The outstanding principal balance of the convertible promissory note at June 30, 2011 was $6,228.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of June 30, 2011 due to the short-term nature of the note.  For the period ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum.  The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share.  On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant.  On May 20, 2011, the holder converted $7,500 face amount of the note into 3,000,000 shares of the Company’s common stock.  On June 2, 2011, the holder converted $4,080 face amount of the note into 3,000,000 shares of the Company’s common stock.  On June 3, 2011, the holder converted $3,636 face amount of the note into 2,100,000 shares of the Company’s common stock.  For the six months ended June 30, 2011, the Company recorded a realized loss of $25,684 on settlement of debt.  The outstanding principal balance of the convertible promissory note at June 30, 2011 was $16,284.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of June 30, 2011 due to the short-term nature of the note.  For the period ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum.  The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share.  On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt.  The outstanding balance of the convertible promissory note at June 30, 2011 was $30,000.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of June 30, 2011 due to the short-term nature of the note.  For the period ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures July 27, 2011, at which date the $63,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 39,375,000).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.  Subsequent to year-end, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well.  This constituted a significant sale of assets and as such rendered the note in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.  On April 28, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $6,000 face amount of the note into 3,333,333 shares of the Company’s common stock.  For the six months ended June 30, 2011, the Company recorded a realized loss of $10,667 on settlement of debt.  The outstanding principal balance of the convertible promissory note at June 30, 2011 was $57,000.

On December 21, 2010, an unrelated third party advanced $32,500 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures September 23, 2011, at which date the $32,500 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 17,324,094).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the convertible promissory note using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory note that can be converted, then they would have received approximately 2,723,540 shares of the Company’s common stock.  The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.  Subsequent to year-end, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well.  This constituted a significant sale of assets and as such rendered the note in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On March 7, 2011, an unrelated third party advanced $30,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on December 9, 2011, at which time the $30,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 28,009,461).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  This constituted a significant sale of assets and as such rendered the note in default.  Subsequent to entering into the convertible promissory note agreement, the Company sold 50% of its working interest in the Rozella Kiefer well.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.  The Company evaluated the terms of the note and concluded that the note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $2,258 at inception based on the intrinsic value of the discount.  For the period ended June 30, 2011, $1,004 was charged to interest expense associated with the amortization of the debt discount.

On June 22, 2011, an unrelated third party advanced $11,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on March 26, 2012, at which time the $11,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 28,009,461).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  This constituted a significant sale of assets and as such rendered the note in default.  The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.  As of June 30, 2011, the related proceeds had not been received.

Also, on June 22, 2011, the Company agreed to amend its prior notes dated October 25, 2010 (in the original face amount of $63,000), December 21, 2010 (in the original face amount of $32,500), and March 7, 2011 (in the original face amount of $30,000) to amend the conversion price to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company evaluated the modification and concluded that the modification was not an extinguishment of the original debt; as a result, no gain or loss was recognized upon modification and there was not a significant difference between the carrying value of the debt prior to modification and the fair value of the debt after modification.

On April 10, 2011, the two promissory notes dated March 22, 2011, each in the original face amount of $40,000, and the promissory note dated April 21, 2010 in the original face amount of $40,000 went into default as a result of the Company’s non-payment.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses.  The advances do not bear interest and are due upon demand.  As of June 30, 2011, $10,900 was outstanding to related parties.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/10	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at 06/30/11	8,000,000	$1.00

Options outstanding and their relative exercise price at June 30, 2011 are as follows:

Exercise Price	Number of Shares	Remaining Life	Aggregate Intrinsic Value (In-the-Money) Options
1.00	8,000,000	2.5 years	$-
	8,000,000		$-

NOTE 8 - COMMON STOCK

On January 12, 2011, the holder of a promissory note in the original face amount of $40,000 elected to convert $10,000 of the face amount to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant.

On January 12, 2011, the holder of two promissory notes, each in the original face amount of $40,000, elected to convert an aggregate of $20,000 to 2,000,000 shares of common stock valued at $28,000, based on fair market value using quoted market prices on the date of grant.

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

On June 2, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $4,080 face amount of the note into 3,000,000 shares of the Company’s common stock.

On June 2, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $4,954 face amount of the note into 3,642,700 shares of the Company’s common stock.

On June 3, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $3,636 face amount of the note into 2,100,000 shares of the Company’s common stock.

The Company recorded a realized loss of $51,896 on settlement of debt for the six months ended June 30, 2011.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND LITIGATION

During January 2010, the Company entered into a consulting agreement with an unrelated third party and paid the consultant a commitment fee of $5,000 and issued the consultant 1,000,000 fully vested shares of common stock The Company amended the consulting agreement in March 2010 that extended the term for twelve months from the date of the amendment and issued the consultant 5,000,000 fully vested shares of common stock (2,000,000 shares on March 4, 2010 valued at $66,000 and 3,000,000 shares on March 4, 2010 valued at $99,000).  As amended, the consulting agreement includes the following commitments:

i.	The consultant will receive $5,000 per month for twelve months;
ii.	The consultant will receive a referral fee of 10% cash and 10% equity of the aggregate amount of each successful equity financing;
iii.	The consultant will receive a referral fee of 5% cash and 5% equity of the aggregate amount of each successful debt financing.

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on the Company’s achievement of specified milestones.  As of June 30, 2011, none of those milestones have been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company.

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

On July 1, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $7,000 face amount of the note into 3,500,000 shares of the Company’s common stock.

On July 22, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $4,000 face amount of the note into 2,222,222 shares of the Company’s common stock.

On July 27, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $4,500 face amount of the note into 3,750,000 shares of the Company’s common stock.

On July 27, 2011, the promissory note originally dated October 25, 2010 in the original face amount of $63,000 went into default as a result of the Company’s non-payment.

On August 3, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $4,000 face amount of the note into 4,000,000 shares of the Company’s common stock.

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

On June 30, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plantation Exploration, Inc., a privately held Texas corporation (“Plantation Exploration”), and Plantation Exploration Acquisition, Inc. (“Acquisition Sub”), our newly formed wholly-owned Nevada subsidiary.  In connection with the closing of this merger transaction, Acquisition Sub merged with and into Plantation Exploration (the “Merger”) on April 2, 2009, with the filing of articles of merger with the Texas Secretary of State.  As a result of the Merger, Plantation Acquisition no longer exists and Plantation Exploration became our wholly-owned subsidiary.

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

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder (which as of the date of this report have not been issued), together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.  Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.  The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder.  During the six months ended June 30, 2011, the Company paid $20,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

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

In March 2011, the Company sold a 25.75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $37,100.  The proceeds associated with the support equipment totaling $13,809 was recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling $23,291 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

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

Notes Payable

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000.  On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy.  The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand.  The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid.  During the six months ended June 30, 2011, the Company made no payment reductions.  As of June 30, 2011, the outstanding balance of advances from OIL was $282,500.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum.  The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share.  On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant.  On April 14, 2011, the holder converted $9,409 face amount of the note into 3,360,565 shares of the Company’s common stock.  On May 20, 2011, the holder converted $9,409 face amount of the note into 3,360,565 shares of the Company’s common stock.  On June 2, 2011, the holder converted $4,954 face amount of the note into 3,642,700 shares of the Company’s common stock.  For the six months ended June 30, 2011, the Company recorded a realized loss of $11,545 on settlement of debt.  The outstanding principal balance of the convertible promissory note at June 30, 2011 was $6,228.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of June 30, 2011 due to the short-term nature of the note.  For the period ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum.  The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share.  On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant.  On May 20, 2011, the holder converted $7,500 face amount of the note into 3,000,000 shares of the Company’s common stock.  On June 2, 2011, the holder converted $4,080 face amount of the note into 3,000,000 shares of the Company’s common stock.  On June 3, 2011, the holder converted $3,636 face amount of the note into 2,100,000 shares of the Company’s common stock.  For the six months ended June 30, 2011, the Company recorded a realized loss of $25,684 on settlement of debt.  The outstanding principal balance of the convertible promissory note at June 30, 2011 was $16,284.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of June 30, 2011 due to the short-term nature of the note.  For the period ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum.  The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share.  On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt.  The outstanding balance of the convertible promissory note at June 30, 2011 was $30,000.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of June 30, 2011 due to the short-term nature of the note.  For the period ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures July 27, 2011, at which date the $63,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 39,375,000).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.  Subsequent to year-end, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well.  This constituted a significant sale of assets and as such rendered the note in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.  On April 28, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $6,000 face amount of the note into 3,333,333 shares of the Company’s common stock.  For the six months ended June 30, 2011, the Company recorded a realized loss of $10,667 on settlement of debt.  The outstanding principal balance of the convertible promissory note at June 30, 2011 was $57,000.

On December 21, 2010, an unrelated third party advanced $32,500 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures September 23, 2011, at which date the $32,500 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 17,324,094).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the convertible promissory note using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory note that can be converted, then they would have received approximately 2,723,540 shares of the Company’s common stock.  The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.  Subsequent to year-end, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well.  This constituted a significant sale of assets and as such rendered the note in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On March 7, 2011, an unrelated third party advanced $30,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on December 9, 2011, at which time the $30,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 28,009,461).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  This constituted a significant sale of assets and as such rendered the note in default.  Subsequent to entering into the convertible promissory note agreement, the Company sold 50% of its working interest in the Rozella Kiefer well.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.  The Company evaluated the terms of the note and concluded that the note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $2,258 at inception based on the intrinsic value of the discount.  For the period ended June 30, 2011, $1,004 was charged to interest expense associated with the amortization of the debt discount.

On June 22, 2011, an unrelated third party advanced $11,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matures on March 26, 2012, at which time the $11,000 and any accrued interest is payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 28,009,461).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  This constituted a significant sale of assets and as such rendered the note in default.  The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.  As of June 30, 2011, the related proceeds had not been received.

Also, on June 22, 2011, the Company agreed to amend its prior notes dated October 25, 2010 (in the original face amount of $63,000), December 21, 2010 (in the original face amount of $32,500), and March 7, 2011 (in the original face amount of $30,000) to amend the conversion price to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company evaluated the modification and concluded that the modification was not an extinguishment of the original debt; as a result, no gain or loss was recognized upon modification and there was not a significant difference between the carrying value of the debt prior to modification and the fair value of the debt after modification.

On April 10, 2011, the two promissory notes dated March 22, 2011, each in the original face amount of $40,000, and the promissory note dated April 21, 2010 in the original face amount of $40,000 went into default as a result of the Company’s non-payment.

Increase in Authorized Capital

On December 14, 2010 the Company filed an Amendment to its Articles of Incorporation increasing its authorized capital to 310,000,000 shares comprising 300,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $.001 per share.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenues.  Our total revenue reported for the three months ended June 30, 2011 was $2,239 compared to $16,637 in the comparable period for the prior year.  The decrease was due to the sale of various of the Company’s interests.

Lease Operating Expenses.  The lease operating expenses for the three months ended June 30, 2011 were $1,803, compared to $13,165 in the comparable period of the prior year.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the three months ended June 30, 2011 was $0 compared to $1,226 in the comparable period the prior year.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2011 were $96,023 compared to $231,072 for the same quarter in 2010.

Gain on Sale of Assets.  During the three months ended June 30, 2011, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $40,000.

Other Income (Expenses).  We recorded interest expense of $4,888 for the three months ended June 30, 2011 compared to $2,913 in the comparable quarter the prior year.  This increase was largely attributable to the cost of increased debt.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenues.  Our total revenue reported for the six months ended June 30, 2011 was $5,755 compared to $35,393 in the comparable period for the prior year.  The decrease was due to the sale of various of the Company’s interests.

Lease Operating Expenses.  The lease operating expenses for the six months ended June 30, 2011 were $4,838, compared to $26,096 in the comparable period of the prior year.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the six months ended June 30, 2011 was $65 compared to $4,517 in the comparable period the prior year.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2011 were $192,545 compared to $881,314 for the same period in 2010.

Gain on Sale of Assets.  During the six months ended June 30, 2011, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $136,827.

Other Income (Expenses).  We recorded interest expense of $45,629 for the six months ended June 30, 2011 compared to $4,543 in the comparable period the prior year.  This increase was largely attributable to the cost of increased debt.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $668.  Our total current liabilities as of June 30, 2011 were $871,967.  Thus, we had a working capital deficit of $871,299 as of June 30, 2011.

Operating activities used $141,944 in cash for the six months ended June 30, 2011 compared to $271,184 in the comparable six months of the prior year.  Cash flows provided by investing activities were $141,942 during the six months ended June 30, 2011 compared to $174,091 in the comparable six months of the prior year.  Cash flows provided by (used in) financing activities during the quarter ended June 30, 2011 were ($8,500) compared to $110,000 in the comparable period the prior year comprising primarily proceeds from the issuance of debt.

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

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 2, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $4080 face amount of the note into 3,000,000 shares of the company’s common stock.

On June 2, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $4,954 face amount of the note into 3,642,700 shares of the company’s common stock.

On June 3, 2011, the holder of a promissory note dated March 22, 2010 in the original face amount of $40,000 converted $3,636 face amount of the note into 2,100,000 shares of the company’s common stock.

On July 1, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $7,000 face amount of the note into 3,500,000 shares of the company’s common stock.

On July 22, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $4,000 face amount of the note into 2,222,222 shares of the company’s common stock.

On July 27, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $4,500 face amount of the note into 3,750,000 shares of the company’s common stock.

On August 3, 2011, the holder of a promissory note originally dated October 25, 2010 in the original face amount of $63,000 converted $4,000 face amount of the note into 4,000,000 shares of the company’s common stock.

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

On July 27, 2011, the promissory note originally dated October 25, 2010 in the original face amount of $63,000 went into default as a result of the Company’s non-payment.

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

SAVOY ENERGY CORPORATION

Date:	August 19, 2011

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer