Form 10-Q
period 2011-09-30
Savoy Energy Corp
filed 2011-11-29
CIK 1437751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to _________

Commission File Number: 001-34710

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
 Yes ☒  No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,383,796 common shares as of November 8, 2011, which number does not include 100,000,000 shares which the Company has agreed to issue to its Chief Executive Officer, Arthur Bertagnolli (as described in greater detail under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below) as the Company does not currently have sufficient authorized, but unissued shares to affect such issuance.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-2

Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30 2011 and 2010;	F-3

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$636	$9,170
Total current assets	636	9,170

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	677,678	718,630
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(653,576)
Oil and gas properties, net	27,329	65,054

TOTAL ASSETS	$27,965	$74,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$163,337	$198,004
Advances from unrelated parties	3,000	151,003
Related party payable	167,833	-
Accrued interest payable	47,943	36,774
Notes payable (net of debt discount of $14,950 and $0, respectively)	647,061	518,000
Deferred revenue	7,000	-
Derivative liability	7,900	-
Total current liabilities	1,044,074	903,781

LONG-TERM LIABILITIES
Asset retirement obligations	-	8,555
TOTAL LIABILITIES	1,044,074	912,336

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 300,000,000 shares authorized,
102,015,385 and 63,646,000 shares issued and outstanding, respectively.	102,015	63,646
Additional paid-in capital	1,946,297	1,797,657
Accumulated deficit	(3,064,421)	(2,699,415)
Total stockholders’ deficit	(1,016,109)	(838,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,965	$74,224

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE
Oil and gas revenues	$3,948	$12,650	$9,703	$48,043
Total revenues	3,948	12,650	9,703	48,043

COSTS AND EXPENSES
Lease operating expenses	364	10,420	5,202	36,516
General and administrative expenses	198,476	116,291	391,020	997,605
Depletion, depreciation, amortization and impairment expense	-	934	65	5,451
Accretion expense	-	926	108	2,778
Gain on sale of working interest	-	(76,944)	(136,827)	(310,264)
Total costs and expenses	198,840	51,627	259,568	732,086
Net operating (loss)	(194,892)	(38,977)	(249,865)	(684,043)

OTHER INCOME (EXPENSES)
Interest expense	(4,848)	(3,054)	(50,477)	(7,597)
Loss on settlement of debt	(19,367)	-	(71,263)	(242,100)
Gain on fair value of derivative liability	6,600	-	6,600	-
Total other (expenses)	(17,615)	(3,054)	(115,140)	(249,697)

Net loss	$(212,507)	$(42,031)	$(365,005)	$(933,740)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding--basic and diluted	99,953,588	59,696,000	122,161,573	52,198,198

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(365,005)	$(933,740)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depletion, depreciation, amortization and impairment expense	65	5,451
Accretion expense	108	2,778
Stock-based compensation	1,500	611,950
Loss on settlement of debt	71,263	242,100
Gain on sale of working interest	(136,827)	(310,264)
Amortization of debt discount	39,308	-
Gain on fair value of derivative liability	(6,600)	-
Changes in assets and liabilities:
Accounts receivable	-	2,372
Accounts payable and accrued liabilities	383	190
Advances from unrelated parties	(148,003)	-
Related party payable	167,833	-
Deferred revenue	7,000	-
Net cash used in operating activities	(368,975)	(379,163)
Cash flows from investing activities:
Proceeds from sale of oil and gas properties	142,100	409,048
Capital expenditures for development of oil and gas properties	(158)	(40,043)
Purchase of oil and gas properties	-	(28,900)
Net cash provided by investment activities	141,942	340,105
Cash flows from financing activities:
Proceeds from issuance of debt	258,499	120,000
Return of capital	(20,000)	(15,000)
Repayment of long-term debt	(20,000)	(97,500)
Net cash provided by financing activities	218,499	7,500
Net decrease in cash and cash equivalents	(8,534)	(31,558)
Cash and cash equivalents, at beginning of year	9,170	60,345
Cash and cash equivalents, at end of year	$636	$28,787

Supplemental cash flow information:
Non cash investing and financing activities:
Beneficial conversion feature	$39,758	$-
Return of capital	$20,000	$52,800
Common stock issued for debt	$38,269	$67,500
Common stock issued for accrued expenses	$-	$177,226
Related party payable converted to debt	$96,499	$-
Debt issued as consideration for services	$105,000	$-
See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Savoy Energy Corporation (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Savoy’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2010 as reported in Form 10-K have been omitted.

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

The Company’s consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depletion, depreciation, amortization and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Fair Value of Financial Instruments

As at September 30, 2011, the fair value of cash and cash equivalents, accounts payable, accrued liabilities, advances, deferred revenue, and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

Recent Accounting Pronouncements

The Company does not expect recent accounting standards or interpretations issued or recently adopted to have a material impact on the Company’s consolidated financial position, operations, or cash flows.  From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or the other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of September 30, 2011, the Company’s current liabilities exceed its current assets by $1,043,438 and its total liabilities exceed its total assets by $1,016,109. Additionally, the Company has a working capital deficit, has generated limited revenues, and has an accumulated deficit.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – OIL AND GAS PROPERTIES

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas, to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.  Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.  The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder.  During the nine-month period ended September 30, 2011, the Company paid $20,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

In February 2011, the Company sold its 52.500% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $65,000 and forgiveness of payables in the amount of approximately $25,000.  The proceeds associated with the support equipment and forgiveness of payable totaling approximately $79,000 was recorded as a gain on sale of working interest.  The proceeds associated with working and revenue interest totaling approximately $11,000 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In March 2011, the Company sold a 25.750% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of approximately $37,000.  The proceeds associated with the support equipment totaling approximately $14,000 were recorded as a gain on sale of working interest.  The proceeds associated with working and revenue interest totaling approximately $23,000 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In April 2011, the Company sold a 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $20,000.  The full amount was recorded as a gain on sale of working interest.

In May 2011, the Company sold its remaining 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $20,000.  The full amount was recorded as a gain on sale of working interest.

NOTE 5 – NOTES PAYABLE

On September 24, 2008, Plantation Exploration, Inc., entered into a financing agreement with Oil Investment Leases, Inc. (OIL), for cash advances totaling $290,000.  On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy.  The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand.  The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid.  During the nine months ended September 30, 2011, the Company made no payment reductions.  As of September 30, 2011, the outstanding balance of advances from OIL was $282,500.

On March 22, 2010, the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum.  The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share.

The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of September 30, 2011 due to the short-term nature of the note.  For the period ended September 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On January 12, 2011, the holder converted $10,000 face amount of the note into 1,000,000 shares of the Company’s common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant.

On May 20, 2011, the holder converted $7,500 face amount of the note into 3,000,000 shares of the Company’s common stock valued at $6,600, based on fair market value using quoted market prices on the date of grant.

On June 2, 2011, the holder converted $4,080 face amount of the note into 3,000,000 shares of the Company’s common stock valued at $11,400, based on fair market value using quoted market prices on the date of grant.

On June 3, 2011, the holder converted $3,636 face amount of the note into 2,100,000 shares of the Company’s common stock valued at $18,900, based on fair market value using quoted market prices on the date of grant.

For the nine months ended September 30, 2011, the Company recorded a net realized loss of $25,684 on settlement of debt.

The outstanding principal balance of the convertible promissory note at September 30, 2011 was $16,284.

On March 22, 2010, the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum.  The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature.  The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $40,000 and any accrued interest was payable or convertible at a price of $0.01 per share.

The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of September 30, 2011 due to the short-term nature of the note.  For the period ended September 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On January 12, 2011, the holder converted $10,000 face amount of the note into 1,000,000 shares of the Company’s common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant.

On April 14, 2011, the holder converted $9,409 face amount of the note into 3,360,565 shares of the Company’s common stock valued at $10,082, based on fair market value using quoted market prices on the date of grant.

On May 20, 2011, the holder converted $9,409 face amount of the note into 3,360,565 shares of the Company’s common stock valued at $7,393, based on fair market value using quoted market prices on the date of grant.

On June 2, 2011, the holder converted $4,954 face amount of the note into 3,642,700 shares of the Company’s common stock valued at $13,842, based on fair market value using quoted market prices on the date of grant.

For the nine months ended September 30, 2011, the Company recorded a net realized loss of $11,545 on settlement of debt.

The outstanding principal balance of the convertible promissory note at September 30, 2011 was $6,228.

On April 21, 2010, the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum.  The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature.  The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $40,000 and any accrued interest was payable or convertible at a price of $0.01 per share.

The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of September 30, 2011 due to the short-term nature of the note.  For the period ended September 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On January 12, 2011, the holder converted $10,000 face amount of the note into 1,000,000 shares of the Company’s common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant.

For the nine months ended September 30, 2011, the Company recorded a realized loss of $4,000 on settlement of debt.

The outstanding principal balance of the convertible promissory note at September 30, 2011 was $30,000.

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matured on July 27, 2011, at which date the $63,000 and any accrued interest was payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 39,375,000).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.

The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.  Subsequent to the year-ended December 31, 2010, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well.  This constituted a significant sale of assets and as such rendered the note in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On April 28, 2011, the holder converted $6,000 face amount of the note into 3,333,333 shares of the Company’s common stock valued at $16,667, based on fair market value using quoted market prices on the date of grant.

On July 1, 2011, the holder converted $7,000 face amount of the note into 3,500,000 shares of the Company’s common stock valued at $14,700, based on fair market value using quoted market prices on the date of grant.

On July 22, 2011, the holder converted $4,000 face amount of the note into 2,222,222 shares of the Company’s common stock valued at $8,667, based on fair market value using quoted market prices on the date of grant.

On July 27, 2011, the holder converted $4,500 face amount of the note into 3,750,000 shares of the Company’s common stock valued at $7,500, based on fair market value using quoted market prices on the date of grant.

On August 3, 2011, the holder converted $4,000 face amount of the note into 4,000,000 shares of the Company’s common stock valued at $8,000, based on fair market value using quoted market prices on the date of grant.

For the nine months ended September 30, 2011, the Company recorded a realized loss of $30,033 on settlement of debt.

The outstanding principal balance of the convertible promissory note at September 30, 2011 was $37,500.

On December 21, 2010, an unrelated third party advanced $32,500 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matured on September 23, 2011, at which date the $32,500 and any accrued interest was payable.  The convertible promissory note has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 17,324,094).  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i) the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the convertible promissory note using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory note that can be converted, then they would have received approximately 2,723,540 shares of the Company’s common stock.

The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.  Subsequent to the year-ended December 31, 2010, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well.  This constituted a significant sale of assets and as such rendered the note in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

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

The Company evaluated the terms of the note and concluded that the note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $2,258 at inception based on the intrinsic value of the discount.  For the period ended September 30, 2011, $1,757 was charged to interest expense associated with the amortization of the debt discount.

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

On August 23, 2011, the Company borrowed $14,500 from a non-related third party bearing interest at 8% per annum.  The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on May 25, 2012.  The Company used the proceeds for working capital.

The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did result in a derivative liability (See Note 6).

On September 9, 2011, the Company entered into a promissory note in the amount of $96,499 with its Chief Executive Officer and Director to evidence amounts previously loaned to the Company by him.  The note bears interest at the rate of 8% per annum and is payable on demand.  Any amounts not paid when due bear interest at the rate of 15% per annum until paid in full.

Also on September 9, 2011, the Company entered into a convertible promissory note in favor of a third party in the amount of $105,000, which evidenced a $100,000 bonus and $5,000 of expenses incurred by the third party in contemplation of a management agreement.  The convertible note is payable on demand, accrues interest at the rate of 8% per annum (15% in the event of a default) and is convertible, together with accrued and unpaid interest thereon, at the option of the third party, into shares of the Company’s common stock at a conversion price of $0.002 per share.  The Company also agreed that the third party would earn an additional $100,000 bonus in the event that (a) the Company adopted an asset purchase agreement, share exchange agreement, plan of merger or consolidation, pursuant to which the Company’s shareholders held less than 50% of the voting stock of the resulting entity post transaction, (b) the Board of Directors’ approved the sale of substantially all of the assets of the Company, or (c) voting control of the Company was acquired by any person other than the current control person of the Company ((a) through (c), a “Restructuring”); that the third party would be paid a bonus of $0.20 for every $1.00 of reduction of liabilities (including contingent liabilities) of the Company that the third party is able to affect during the term of a Management Agreement dated September 9, 2011, which has a term of 90 days and automatically renews for additional one-month periods thereafter; and to issue the third party 1% of the Company’s fully-diluted shares of common stock following any Restructuring.  The Company also agreed to indemnify the third party against any liability it may have in connection with the services rendered by the third party pursuant to the Management Agreement or the Company in general and to pay the third party liquidated damages of $50,000 in addition to such indemnification, in the event that the third party becomes party to any claim as a result of the services provided under the Management Agreement or the Company in general.

The Company evaluated the terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.

In connection with the Company’s entry into the convertible note, the Company entered into a security agreement with the third party and provided the third party a first priority security interest in all of the Company’s assets to secure the repayment of the convertible note.

NOTE 6 – CONVERTIBLE NOTE PAYABLE AND DERIVATIVES

On August 23, 2011, the Company borrowed $14,500 from a non-related third party bearing interest at 8% per annum.  The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on May 25, 2012.  The Company used the proceeds for working capital.  The Conversion price (the “Conversion price”) shall be the greater of (i) the Variable Conversion Price and (ii) $0.00009 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings and similar events).  The “Variable Conversion Price” is defined as 45% of the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading day period ending on the last trading day prior to the conversion date.

The Company evaluated the conversion options of the promissory note under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

As of August 23, 2011 (date of note issuance), the fair value of the derivatives was $23,607.  As a result, a discount of $14,500 on the promissory note, a derivative liability of $23,607, and a resulting loss on the fair value of the derivative liability were recorded on August 23, 2011.  As of September 30, 2011, the fair value of the derivatives was $7,900, which resulted in a recorded net gain on the fair value of derivative liability of $6,600 in the accompanying consolidated statements of operations.  For the period from August 23, 2011 to September 30, 2011, the Company also amortized the discount on the note for $51, with the unamortized discount on the promissory note of $3,782.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	August 23, 2011	September 30, 2011
Common stock issuable upon conversion	16,959,064	8,055,556
Estimated market value of common stock on measurement date	$0.002	$0.002
Exercise price	$0.00086	$0.00180
Risk free interest rate (1)	0.10%	0.10%
Term in years	0.76 years	0.65 years
Expected volatility	154%	152%
Expected dividends (2)	0%	0%

(1) The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.

(2) Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

NOTE 7 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic 820 – 10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC Topic 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.  This category includes those derivative instruments that the Company values using observable market data.  Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).  The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments.  The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (See Note 6).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurements at September 30, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$12,425	$-
Total	$-	$-	$12,425	$-

NOTE 8 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at September 30, 2011	8,000,000	$1.00

Options outstanding and their relative exercise price at September 30, 2011 are as follows:

Exercise Price	Number of Shares	Remaining Life	Aggregate Intrinsic Value (In-the-Money) Options
1.00	8,000,000	2.25 years	$-
	8,000,000		$-

NOTE 9 – COMMON STOCK

On January 12, 2011, the holder of two promissory notes, each in the original face amount of $40,000, elected to convert an aggregate of $20,000 into 2,000,000 shares of common stock.

On January 12, 2011, the holder of a promissory note in the original face amount of $40,000, elected to convert $10,000 of the face amount into 1,000,000 shares of common stock.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”.  These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.   Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated as “Arthur Kaplan Cosmetics, Inc.” on June 25, 2007, in the State of Nevada.  We subsequently changed our name to Savoy Energy Corporation (as described below).

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

Recent Developments in Expansion of Wells

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas, to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.  Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.  The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder.  During the nine-month period ended September 30, 2011, the Company paid $20,000 to the shareholder under the agreement which was recorded as a return of capital to the shareholder.

In February 2011, the Company sold its 52.500% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $65,000 and forgiveness of payables in the amount of approximately $25,000.  The proceeds associated with the support equipment and forgiveness of payable totaling approximately $79,000 was recorded as a gain on sale of working interest.  The proceeds associated with working and revenue interest totaling approximately $11,000 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In March 2011, the Company sold a 25.750% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of approximately $37,000.  The proceeds associated with the support equipment totaling approximately $14,000 were recorded as a gain on sale of working interest.  The proceeds associated with working and revenue interest totaling approximately $23,000 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In April 2011, the Company sold a 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $20,000.  The full amount was recorded as a gain on sale of working interest.

In May 2011, the Company sold its remaining 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $20,000.  The full amount was recorded as a gain on sale of working interest.

Recent Material Agreements

On September 9, 2011, the Company entered into a Promissory Note in the amount of $96,499 with Arthur Bertagnolli, the Chief Executive Officer and Director of the Company to evidence amounts previously loaned to the Company by Mr. Bertagnolli (the “Bertagnolli Note”).  The Bertagnolli Note bears interest at the rate of 8% per annum and is payable on demand.  Any amounts not paid when due bear interest at the rate of 15% per annum until paid in full.

Additionally, on September 9, 2011, the Company entered into a Management Services Agreement with ASL Energy Corp. (“ASL” and the “Management Agreement”), pursuant to which ASL agreed to provide the Company oil and gas related management and consulting services.  The Management Agreement has a term of 90 days and automatically renews thereafter on a month-to-month basis unless terminated by either party with 30 days prior written notice.   We agreed to pay ASL a one-time signing bonus of $100,000 pursuant to the terms of the Management Agreement (the “Bonus”), due at the time the parties entered into the agreement; that ASL would earn an additional $100,000 bonus in the event that (a) the Company adopted an asset purchase agreement, share exchange agreement, plan of merger or consolidation, pursuant to which the Company’s shareholders held less than 50% of the voting stock of the resulting entity post transaction, (b) the Board of Directors’ approved the sale of substantially all of the assets of the Company, or (c) voting control of the Company was acquired by any person other than the current control person of the Company ((a) through (c), a “Restructuring”); that ASL would be paid a bonus of $0.20 for every $1.00 of reduction of liabilities (including contingent liabilities) of the Company that ASL is able to affect during the term of the Management Agreement; and to issue ASL 1% of the Company’s fully-diluted shares of common stock following any Restructuring.  The Company also agreed to indemnify ASL against any liability it may have in connection with the services rendered by ASL pursuant to the Management Agreement or the Company in general and to pay ASL liquidated damages of $50,000 in addition to such indemnification, in the event that ASL becomes party to any claim as a result of the services provided under the Management Agreement or the Company in general.

The Company also entered into a Convertible Promissory Note in favor of ASL in the amount of $105,000, which evidenced the Bonus and $5,000 of expenses previously incurred by ASL in contemplation of the Management Agreement (the “Convertible Note”).  The Convertible Note is payable on demand, accrues interest at the rate of 8% per annum (15% in the event of a default) and is convertible, together with accrued and unpaid interest thereon, at the option of ASL, into shares of the Company’s common stock at a conversion price of $0.002 per share.  The Convertible Note includes a provision which prohibits ASL from converting the Convertible Note into shares of the Company’s stock if ASL would own more than 4.99% of the Company’s common stock following such conversion, subject to ASL’s ability to waive such limitation with 61 days prior written notice to the Company.  In the event the Company desires to repay the Convertible Note, it is required to provide ASL at least 30 days prior written notice.  Any amounts owed under the Management Agreement which are not paid within thirty (30) days of the date they are due as provided therein are automatically added to the principal amount of the Convertible Note.

In connection with the Company’s entry into the Convertible Note the Company entered into a Security Agreement with ASL and provided ASL a first priority security interest in all of the Company’s assets to secure the repayment of the Convertible Note.

Notes Payables

Notes 5 and 6 of the attached financial statements contain a description of the Company’s outstanding Notes Payable and Convertible Promissory Notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues.  Our total revenue reported for the three months ended September 30, 2011 was $3,948 compared to $12,650 in the comparable period for the prior year, representing a decrease of $8,702 or 69% from the prior period.  The decrease was due to the sale of various of the Company’s interests as discussed above.

Lease Operating Expenses.  The lease operating expenses for the three months ended September 30, 2011 were $364, compared to $10,420 in the comparable period of the prior year, representing a decrease of $10,056 or 97% from the prior period.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the three months ended September 30, 2011 was $0 compared to $934 in the comparable period the prior year.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2011 were $198,476 compared to $116,291 for the same quarter in 2010, an increase of $82,185 or 71% from the prior period, which increase was mainly due to the professional fees associated with the Company entering into an oil and gas related management and consulting services agreement.

Gain on Sale of Working Interest.  During the three months ended September 30, 2010, the sale by the Company of certain oil and gas properties resulted in a gain of $76,944, compared to no gain or loss on the sale of assets during the three months ended September 30, 2011.

Other Income (Expenses).  We recorded interest expense of $4,848 for the three months ended September 30, 2011 compared to $3,054 in the comparable quarter the prior year.  This increase was largely attributable to the cost of increased debt.

Loss on Settlement of Debt. We had a loss on settlement of debt of $19,367 for the three months ended September 30, 2011 in connection with the conversion of debt into shares of the Company’s common stock.

Gain on Fair Value of Derivative Liability.  We had a gain on fair value of derivative liability of $6,600 for the three months ended September 30, 2011 in connection with the change in the fair value of a derivative instrument, associated with the conversion options of a promissory note, from the date of issuance thru the end of the quarter.

Net Loss.  We had a net loss of $212,507 for the three months ended September 30, 2011, compared to a net loss of $42,031 for the three months ended September 31, 2010, an increase in net loss of $170,476 from the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues.  Our total revenue reported for the nine months ended September 30, 2011 was $9,703 compared to $48,043 in the comparable period for the prior year, a decrease of $38,340 or 80% from the prior period.  The decrease was due to the sale of various of the Company’s interests.

Lease Operating Expenses.  The lease operating expenses for the nine months ended September 30, 2011 were $5,202, compared to $36,516 in the comparable period of the prior year, a decrease of $31,314 or 86% from the prior period.

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the nine months ended September 30, 2011 was $65 compared to $5,451 in the comparable period the prior year.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2011 were $391,020 compared to $997,605 for the same period in 2010, a decrease of $606,585 or 61% from the prior period, which decrease was mainly due to the recognition of stock-based compensation in 2010.

Gain on Sale of Working Interest.  During the nine months ended September 30, 2011, the Company recognized a gain of $136,827 on the sale of certain oil and gas properties, compared to a gain on oil and gas properties of $310,264 for the nine months ended September 30, 2010.

Other Income (Expenses).  We recorded interest expense of $50,477 for the nine months ended September 30, 2011 compared to $7,597 in the comparable period the prior year.  This increase was largely attributable to the cost of increased debt.

Loss on Settlement of Debt. We had a loss on settlement of debt of $71,263 for the nine months ended September 30, 2011 in connection with the conversion of debt into shares of the Company’s common stock, compared to a loss on settlement of debt of $242,100 for the nine months ended September 30, 2010 in connection with the Company’s common stock issued for payment of debt.

Gain on Fair Value of Derivative Liability.  We had a gain on fair value of derivative liability of $6,600 for the nine months ended September 30, 2011 in connection with the change in the fair value of a derivative instrument, associated with the conversion options of a promissory note, from the date of issuance thru the end of the quarter.

Net Loss.  We had a net loss of $365,005 for the nine months ended September 30, 2011, compared to a net loss of $933,740 for the nine months ended September 31, 2010, a decrease in net loss of $568,735 from the prior period.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $636, consisting solely of cash. We had total assets of $27,965 which included $636 of cash and $27,329 of net oil and gas properties.

Our total current liabilities as of September 30, 2011 were $1,044,074, consisting solely of current liabilities and including $163,337 of accounts payable and accrued liabilities, $3,000 of advances from unrelated parties, relating to amounts advanced for operating expenses, which are payable on demand, $167,833 of related party payable, which represented amounts due to officers and directors of the Company, $47,943 of accrued interest payable, $647,061 of notes payable, net of discount (as further described in Note 5 and 6 to the financial statements attached hereto), $7,000 of deferred revenue and $7,900 of derivative liability.

We had negative working capital of $1,043,438 and a total accumulated deficit of $3,064,421 as of September 30, 2011.

We had net cash used in operating activities of $368,975 for the nine months ended September 30, 2011, which mainly included $365,005 of net loss, $136,827 of loss on sale of working interest and $148,003 of advances from unrelated parties, offset by $167,833 of related party payable and $71,263 of loss on settlement of debt.

We had $141,942 of net cash provided by investment activities for the nine months ended September 30, 2011, which was mainly due to proceeds from the sale of oil and gas properties.

We had $218,499 of net cash provided by financing activities for the nine months ended September 30, 2011, which included $258,499 of proceeds from issuance of debt offset by $20,000 of return of capital and $20,000 of repayment of long-term debt.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months.  We have negative working capital and rely on proceeds from equity and loans to fund our operations.  We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may be forced to cease our filings with the Securities and Exchange Commission and seek bankruptcy protection, which could cause any investment in the Company to become worthless. There can be no assurance that additional financing will be available to us on acceptable terms or at all.

The Company’s Board of Directors has acknowledged that Arthur Bertagnolli, the Company’s Chief Executive Officer and Director, has not been receiving payment for services rendered to the Company and as a result, Mr. Bertagnolli may enter into agreements or transactions outside of the Company (including transactions with ASL Energy Corp. (“ASL”), which the Company is party to a Management Agreement and Convertible Promissory Note with, which the Company will receive no benefit in connection with), which may be competitive to the Company’s interests and operations and the Company’s Board of Directors has waived any potential claims for conflict of interest in connection with such transactions.  As a result, we may not benefit from connections he makes and/or agreements or transactions he enters into while employed by us, and he, or companies he is associated with, which may include but not be limited to ASL, may profit from transactions which they undertake while we do not.  As a result, he may find it more lucrative or beneficial to cease serving as an officer or Director of the Company in the future and may resign from the Company at that time. Furthermore, while employed by us, shareholders should keep in mind that he is under no obligation to share his contacts and/or enter into favorable contracts and/or agreements he may come across with the Company, and as a result may choose to enter into such contracts or agreements through separate companies which are not affiliated with us, including ASL, or individually.  If that were to occur, we would receive no benefit from such agreements or transactions while Mr. Bertagnolli may personally benefit.  As of the date of this filing, no agreements or transactions have been agreed to or completed.

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

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 23, 2011, the Company borrowed $14,500 from a non-related third party bearing interest at 8% per annum.  The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on May 25, 2012.  The Company used the proceeds for working capital.  The Conversion price (the “Conversion price”) shall be the greater of (i) the Variable Conversion Price and (ii) $0.00009 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings and similar events).  The “Variable Conversion Price” is defined as 45% of the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading day period ending on the last trading day prior to the conversion date.

On September 9, 2011, the Company entered into a convertible promissory note in favor of a third party in the amount of $105,000, which evidenced a $100,000 bonus and $5,000 of expenses incurred by the third party in contemplation of a management agreement.  The convertible note is payable on demand, accrues interest at the rate of 8% per annum (15% in the event of a default) and is convertible, together with accrued and unpaid interest thereon, at the option of the third party, into shares of the Company’s common stock at a conversion price of $0.002 per share.  The Company also agreed that the third party would earn an additional $100,000 bonus in the event that (a) the Company adopted an asset purchase agreement, share exchange agreement, plan of merger or consolidation, pursuant to which the Company’s shareholders held less than 50% of the voting stock of the resulting entity post transaction, (b) the Board of Directors’ approved the sale of substantially all of the assets of the Company, or (c) voting control of the Company was acquired by any person other than the current control person of the Company ((a) through (c), a “Restructuring”); that the third party would be paid a bonus of $0.20 for every $1.00 of reduction of liabilities (including contingent liabilities) of the Company that the third party is able to affect during the term of a Management Agreement dated September 9, 2011, which has a term of 90 days and automatically renews for additional one-month periods thereafter; and to issue the third party 1% of the Company’s fully-diluted shares of common stock following any Restructuring.  The Company also agreed to indemnify ASL against any liability it may have in connection with the services rendered by the third party pursuant to the Management Agreement or the Company in general and to pay the third party liquidated damages of $50,000 in addition to such indemnification, in the event that the third party becomes party to any claim as a result of the services provided under the Management Agreement or the Company in general.

On September 14, 2011, the Company’ Board of Directors approved the issuance to Mr. Bertagnolli of 100,000,000 shares of the Company’s restricted common stock in consideration for services rendered to the Company by Mr. Bertagnolli as the Company’s Chief Executive Officer (the “Bertagnolli Shares”), of which only 5,000,000 shares will be issued at this time as the Company has reserved shares for issuance in connection with a prior transaction, provided that such shares had not been issued as of the date of this Report.

None of the aforementioned transactions resulted in any cash proceeds to the Company.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the other issuances, since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

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

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

10.1(1)	Promissory Note with Arthur Bertagnolli

10.2(1)	Management Services Agreement - ASL Energy Corp.

10.3(1)	Convertible Promissory Note – ASL Energy Corp.

10.4(1)	Security Agreement – ASL Energy Corp.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1) Filed as an exhibit to the Company’s Form 8-K filing, filed with the Commission on September 16, 2011, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVOY ENERGY CORPORATION

Date: November 29, 2011	November 21, 2011

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)