Form 10-K/A
period 2010-12-31
Savoy Energy Corp
filed 2012-10-10
CIK 1437751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

  X  .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

      .

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

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X  .

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  X  . No      .

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes      . No      .

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X  .

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

   EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on September 4, 2012, the Board of Directors of Savoy Energy Corporation (“Savoy” or the “Company”) determined that the consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2010 could no longer be relied upon as a result of errors in such report.

The Company is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend the Form 10-K, as filed with the Securities and Exchange Commission (the “Commission”) on April 11, 2011, and as amended by Amendment No. 1 filed with the Commission on April 12, 2011 (“Amendment No. 1”). This Amendment No. 2 is being filed for the purpose of restating the December 31, 2010 Consolidated Financial Statements to correct an error in accounting for certain convertible promissory notes as explained more fully in Note 6 of the accompanying notes to consolidated financial statements as well as to expense $35,000 in expenses as explained more fully in Note 5 of the accompanying notes to consolidated financial statements, which were originally recorded as a reduction to additional paid-in capital.  New certifications from our Principal Executive Officer and Principal Financial Officer are also included as Exhibits 31.1, 31.2 and 32.1 to this Form 10-K/A.

This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-K, filed with the SEC on April 11, 2011 and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-K on April 11, 2011.

PART I

Item 1.Business

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

On October 25, 2010, (the “October Note”) an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.   On December 21, 2010, (the “December Note”) the same party advanced $32,500 to the Company under the same terms of the October Note. The October Note and the December Note together are referred to as the “2010 Notes”. The 2010 Notes bear interest at 10% per annum and mature on their respective nine month anniversary, at which date the principal amounts and any accrued interest is payable.  The 2010 Notes have a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion (limited to 39,375,000). The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note. The Company has the right to prepay the convertible promissory note under certain specified terms and conditions. The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the 2010 Notes using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the convertible promissory notes that can be converted, then they would have received approximately 13,375,350 shares of the Company’s common stock.. Subsequent to year end, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the note in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

As of October 25, 2010 (date of October Note issuance), the fair value of the derivative related to the October Note was $65,625.  As a result, a discount of $63,000 on the October Note, a derivative liability of $65,625, and interest expense, were recorded on October 25, 2010.  As of December 31, 2010, the fair value of the derivative related to the October Note was $61,675, which resulted in a noncash net gain for the change in fair value of the derivative liability of $3,860 in the accompanying consolidated statements of operations.  For the period from October 25, 2010 to December 31, 2010, the Company also amortized the discount on the October Note for $15,167, with a remaining unamortized discount on the October Note of $47,833.

As of December 21, 2010 (date of December Note issuance), the fair value of the derivative related to the December Note was $34,656.  As a result, a discount of $32,500 on the December Note, a derivative liability of $34,656, and interest expense were recorded on December 21, 2010.  As of December 31, 2010, the fair value of the derivative related to the December Note was $31,863, which resulted in a noncash net gain for the change in fair value of the derivative liability of $2,793 in the accompanying consolidated statements of operations.  For the period from December 21, 2010 to December 31, 2010, the Company also amortized the discount on the December Note for $1,204, with a remaining unamortized discount on the December Note of $31,296.

Due to the short-term nature of the 2010 Notes, the Company used the straight-line method for amortizing the debt discount.

On December 14, 2010 the Company filed an Amendment to its Articles of Incorporation increasing its authorized capital to 310,000,000 shares comprising 300,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share.

On March 7, 2011, the Company borrowed $30,000 from the same unaffiliated party under the same terms and conditions as the 2010 Notes.

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

In March 2011, the Company sold 25.75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $37,100. The proceeds associated with the support equipment totaling $13,809 were recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $23,291 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Developments in Expansion of Wells

On March 31, 2010, the Company secured a 2.75% working interest in the Glass 59 #2 well in Sterling County, Texas that is operated by Bright & Company. During the year ended December 31, 2010, the Company made payments totaling $24,891 for drilling and completion costs.

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

During June 2010, the Company entered into an agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder (which have not yet been issued as of the date of this report), together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   During the year ended December 31, 2010, the Company paid $35,000 to the shareholder under the agreement which was recorded as an expense.

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

In March 2011, the Company sold 25.75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $37,100. The proceeds associated with the support equipment totaling $13,809 were recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $23,291 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

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

General and Administrative Expense.   General and Administrative Expense for the fiscal year ended December 31, 2010 was $1,287,698 compared to $847,047 for the fiscal year ended December 31, 2009.  The increase in general and administrative expense includes the recognition of stock compensation expense and certain non-cash expenses relating to the recognition of stock issued for services during the fiscal year ended December 31, 2010.

Other Income (Expenses). We recorded interest expense of $32,536 for the fiscal year ended December 31, 2010, compared with $47,296 interest expense for the fiscal year ended December 31, 2009.

Net Income (Loss). We reported a net loss of $1,166,921 or $0.02 per share for the fiscal year ended December 31, 2010 compared with a net loss of $1,517,726 or $0.04 per share for the fiscal year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $9,170. Our total current liabilities as of December 31, 2010 were $918,279.  Thus, we had a working capital deficit of $909,109 as of December 31, 2010.

Operating activities used $529,280 in cash for the fiscal year ended December 31, 2010. Our net loss of $1,166,921 was the primary component of our negative operating cash flow, offset by depletion, amortization and depreciation expense, amortization of stock options, impairment of oil and gas properties and stock compensation. Investing activities provided $340,105 during the fiscal year ended December 31, 2010 resulting from the sale of certain oil and gas properties, less the amount of capital expenditures and purchase of oil and gas properties. Cash flows provided by financing activities during the fiscal year ended December 31, 2010 was $138,000 consisting of proceeds from notes payable and other borrowings offset by certain note payments.

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

Going Concern

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2010, we have generated losses from operations, have an accumulated deficit of $2,748,913 and a working capital deficiency of $909,109. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Bertagnolli, President, CEO, CFO,	2010	149,972	-	286,500	-	-	-	-	436,472
Director	2009	56,000	-	70,000	-	-	-	454,639	580,639
William F Howell,	2010	-	-	43,030	-	-	-	-	43,030
Director	2009	-	-	15,000	-	-	-	-	15,000
Raymond F. Crabbe,	2010	-	-	43,030	-	-	-	-	43,030
Director	2009	-	-	15,000	-	-	-	-	15,000
Charles J. Jacobus,	2010	-	-	43,030	-	-	-	-	43,030
Director	2009	-	-	15,000	-	-	-	-	15,000
Donald C. Rusk,	2010	-	-	52,030	-	-	-	-	52,030
Director	2009	-	-	-	-	-	-	-	-

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

October 5, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
President, Secretary, Treasurer, CEO, CFO and Director

October 5, 2012

By:	/s/ William F. Howell
William F. Howell
Director

October 5, 2012

By:	/s/ Raymond F. Crabbe
Raymond F. Crabbe
Director

October 5, 2012

By:	/s/ Charles J. Jacobus
Charles J. Jacobus
Director

October 5, 2012

By:	/s/ Donald C. Rusk
Donald C. Rusk
Director

October 5, 2012

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 8, 2011, except for the effects of the restatement discussed in Note 1 which is October 5, 2012.

SAVOY ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,170	$60,345
Accounts receivable	-	2,372
Total current assets	9,170	62,717

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full cost method	718,630	761,987
Accumulated depletion, depreciation, amortization and impairment	(653,576)	(650,813)
Property and equipment, net	65,054	111,174

TOTAL ASSETS	$74,224	$173,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$198,004	$354,088
Advances from related parties	-	151,003
Advances from unrelated parties	151,003	-
Accrued interest payable	36,774	57,996
Derivative liability	93,628	-
Notes payable, net of discount of $79,130	438,870	447,500
Total current liabilities	918,279	1,010,587

LONG-TERM LIABILITIES
Asset retirement obligations	8,555	9,683
TOTAL LIABILITIES	926,834	1,020,270

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 63,646,000 and 31,296,000 shares issued and outstanding, respectively	63,646	31,296
Additional paid-in-capital	1,832,657	704,317
Accumulated deficit	(2,748,913)	(1,581,992)
Total stockholders’ deficit	(852,610)	(846,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,224	$173,891

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
	Restated
REVENUE
Oil and gas revenues	$56,461	$35,885
Total revenues	56,461	35,885

COSTS AND EXPENSES
Lease operating expenses	37,403	8,068
General and administrative expense	1,287,698	847,047
Depletion, depreciation, amortization and impairment expense	2,763	650,813
Accretion expense	2,061	387
Gain on sales of assets	(310,264)	-
Total costs and expenses	1,019,661	1,506,315
Operating loss	(963,200)	(1,470,430)

OTHER EXPENSES
Interest expense	(32,536)	(47,296)
Loss on settlement of debt	(185,433)	-
Change in fair market value of derivative liability	6,653	-
Other income	7,595	-
Total other expenses	(203,721)	(47,296)

Net loss	$(1,166,921)	$(1,517,726)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	54,164,630	36,849,468

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2010 and 2009

Restated

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2008	60,400,000	$60,400	$(53,850)	$(64,266)	$(57,716)

Cancellation of shares	(40,400,000)	(40,400)	40,400	-	-

Stock issued for:
Acquisition of Plantation Exploration, Inc.	8,000,000	8,000	114,132	-	122,132

Oil and gas properties	500,000	500	44,500	-	45,000

Services	2,796,000	2,796	458,454	-	461,250

Amortization of options	-	-	100,681	-	100,681

Net loss	-	-	-	(1,517,726)	(1,517,726)

Balances, December 31, 2009	31,296,000	31,296	704,317	(1,581,992)	(846,379)

Stock issued for:

Services	22,781,818	22,782	649,808	-	672,590

Debt conversion	9,568,182	9,568	478,532	-	488,100

Net loss	-	-	-	(1,166,921)	(1,166,921)

Balances, December 31, 2010	63,646,000	$63,646	$1,832,657	$(2,748,913)	$(852,610)

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:	Restated
Net loss	$(1,166,921)	$(1,517,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and impairment	2,763	650,813
Amortization of discount on convertible notes	16,370	-
Change in fair market value of derivative liabilities	(6,653)
Interest expense associated with issuance of convertible debt	4,781
Accretion expense	2,061	387
Stock based compensation	672,590	562,431
Loss on settlement of debt	185,433	-
Gain on sale of assets	(310,264)	-
Changes in operating assets and liabilities:
Accounts receivable	2,372	3,776
Accounts payable and accrued liabilities	68,188	257,624
Net cash used in operating activities	(529,280)	(42,695)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	409,048	-
Capital expenditures for development of oil and gas properties	(40,043)	-
Purchase of oil and gas properties	(28,900)	-
Net cash provided by investment activities	340,105	-

Cash flows from financing activities:
Proceeds from issuance of debt	235,500	112,500
Repayment of debt	(97,500)	(10,000)
Net cash provided by financing activities	138,000	102,500
Net (decrease) increase in cash and cash equivalents	(51,175)	59,805
Cash and cash equivalents, at beginning of year	60,345	540
Cash and cash equivalents, at end of year	$9,170	$60,345

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Common stock issued for debt	$67,500	$-
Common stock issued for accrued expenses	$178,500	$33,194
Forgiveness of debt on sale of oil and gas properties	$10,327	$-
Acquisition of Plantation Exploration, Inc.	$-	$121,632
Cancellation of common stock	$-	$40,400
Oil and gas properties conveyed in exchange for debt	$-	$100,000
Common stock issued for oil and gas properties	$-	$45,000
Debt discount for derivative liability	$95,500	$-

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – RESTATEMENT

The Company has restated its financial statements as at December 31, 2010 and for the year then ended to reflect:

1) an adjustment to record the initial derivative liability of $100,281 with the corresponding note discount of $95,500 and interest expense of $4,781;

2) an adjustment to record the fair value change of the derivative liability from the issuance dates of the 2010 Notes to December 31, 2010, resulting in a decrease in the derivative liability and a decrease in the change in fair value of derivative liabilities of $6,653;

3) an adjustment to record the amortization of the note discount of $16,370; and

4) a reclassification of $35,000 paid to a shareholder under an option agreement from reduction in additional paid-in capital to general and administrative expense. See Note 6.

The effect of the adjustments increased total liabilities by $14,498, increased additional paid in capital by $35,000 and increased the net loss for the year ended December 31, 2010 by $49,518.

a)

 Balance sheet

	As of December 31, 2010

	As Reported	Adjustments		As Restated
CURRENT LIABILITIES
Notes payable, net of discount	$518,000	$(79,130)	(1)(3)	$438,870
Derivative liability	-	93,628	(1)(2)	93,628
Total current liabilities	903,781	14,498		918,279

TOTAL LIABILITIES	912,336	14,498		926,834

STOCKHOLDERS’ DEFICIT
Additional paid-in-capital	1,797,657	35,000	(4)	1,832,657
Accumulated deficit	(2,699,415)	(49,498)	(1)(2)(3)	(2,748,913)
Total stockholders’ deficit	(838,112)	(14,498)		(852,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,224	$-		$74,224

b)

 Statement of operations

	For the year ended December 31, 2010

	As Reported	Adjustments		As Restated

General and administrative expense	$1,252,698	35,000	(4)	$1,287,698
Total costs and expenses	984,661	35,000		1,019,661
Operating loss	(928,200)	(35,000)		(963,200)

OTHER EXPENSES
Interest expense	(11,385)	(21,151)	(1)(3)	(32,536)
Change in fair value of derivative liability	-	6,653	(2)	6,653
Total other expenses	(189,223)	(14,498)		(203,721)

Net loss	$(1,117,423)	(49,498)		(1,166,921)

Basic and diluted net loss per common share	(0.02)	(0.00)		(0.02)

Weighted average common shares outstanding - basic and diluted	54,164,630			54,164,630

NOTE 2 – FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – GOING CONCERN

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

NOTE 5 – BUSINESS COMBINATION

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

.

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

.

Our board of directors was reconstituted to consist of Arthur Bertagnolli who, prior to the Merger, was the sole director of Plantation Exploration. In connection with such, we entered into an employment agreement (“Employment Agreement”) with Mr. Bertagnolli to serve as CEO and director of our company. The terms of the Employment Agreement are set forth below.

.

Immediately following the closing of the Merger, in a separate transaction, the Company’s former Chief Executive Officer and sole director, Mr. Arthur Kaplan, agreed to purchase the Company’s former cosmetics business in exchange for the cancellation and return of all of his common stock into treasury and the forgiveness of debts owed to him. Specifically, in the stock purchase agreement, Mr. Kaplan retired 10,100,000 pre-split (40,400,000 post-split) shares of the Company’s common stock and forgave the Company $33,194 in related party payables in exchange for our prior business of developing, manufacturing, and selling organic personal care products specifically for men and any assets that relate to that business. Subsequent to this transaction, there were 7,000,000 pre-split (28,000,000 post-split) shares of the Company’s common stock issued and outstanding.

Employment Agreement

Pursuant to the terms and conditions of the Employment Agreement entered into at the time of the Merger:

Mr. Bertagnolli will serve as President, CEO, Chairman and sole director of the Company and Plantation Exploration. The Company agreed to compensate Mr. Bertagnolli $14,000 per month for the first 12 months and $20,000 per month for the second 12-month period. As of December 31, 2009 we have accrued $84,000 as payable to Mr. Bertagnolli for his salary. The Company issued 400,000 post-split shares of common stock to Mr. Bertagnolli as payment for $70,000 of his salary payable.

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

NOTE 6 – OIL AND GAS PROPERTIES

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

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock have not been issued as of the date of this filing.  During the year ended December 31, 2010, the Company paid $35,000 to the shareholder under the agreement which is included in general and administrative expenses for the year ending December 31, 2010.

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

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

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

NOTE 8 – NOTES PAYABLE

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

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note (the “October Note”).  On December 21, 2010, the same party advanced $32,500 to the Company under the terms of a convertible promissory note (the “December Note”). The October Note and the December Note together are referred to as the 2010 Notes. The 2010 Notes bear interest at 10% per annum and mature on their respective nine-month anniversaries at which date the principal amounts and any accrued interest is payable.  The 2010 Notes have a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.   The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the 2010 Notes. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the 2010 Notes. The Company has the right to prepay the 2010 Notes under certain specified terms and conditions. The terms and conditions to prepay the 2010 Notes are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the 2010 Notes up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At December 31, 2010, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the 2010 Notes using the greater of the fixed or variable conversion price at December 31, 2010, after taking into consideration the aforementioned limitation on the amount of the 2010 Notes that can be converted, then they would have received approximately 13,375,350 shares of the Company’s common stock. Subsequent to year end, the company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the 2010 Notes in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

As of October 25, 2010 (date of October Note issuance), the fair value of the derivative related to the October Note was $65,625.  As a result, a discount of $63,000 on the October Note, a derivative liability of $65,625, and interest expense, were recorded on October 25, 2010.  As of December 31, 2010, the fair value of the derivative related to the October Note was $61,675, which resulted in a noncash net gain for the change in fair value of the derivative liability of $3,860 in the accompanying consolidated statements of operations.  For the period from October 25, 2010 to December 31, 2010, the Company also amortized the discount on the October Note for $15,167, with a remaining unamortized discount on the October Note of $47,833.

As of December 21, 2010 (date of December Note issuance), the fair value of the derivative related to the December Note was $34,656.  As a result, a discount of $32,500 on the December Note, a derivative liability of $34,656, and interest expense were recorded on December 21, 2010.  As of December 31, 2010, the fair value of the derivative related to the December Note was $31,863, which resulted in a noncash net gain for the change in fair value of the derivative liability of $2,793 in the accompanying consolidated statements of operations.  For the period from December 21, 2010 to December 31, 2010, the Company also amortized the discount on the December Note for $1,204, with a remaining unamortized discount on the December Note of $31,296.

Due to the short-term nature of the 2010 Notes, the Company used the straight-line method for amortizing the debt discount.

The fair value of the derivative on the 2010 Notes on their date of their respective issuances and combined as of December 31, 2010 was determined using the Black-Scholes option pricing model with the following assumptions:

	October 25, 2010	December 21, 2010	December 31, 2010
Common stock issuable upon conversion	13,125,000	3,465,558	13,375,350
Estimated market value of common stock on measurement date	$0.005	$0.01	$0.007
Exercise price	$0.0048	$0.00937	$0.0071
Risk free interest rate (1)	0.18%	0.19%	0.19%
Term in years	0.75 years	0.75 years	0.75 years
Expected volatility	165%	197%	195%
Expected dividends (2)	0%	0%	0%

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

Note 9 – Fair Value of Financial Instruments

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (See Note 8).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$93,627	$93,627
Total	$-	$-	$93,627	$93,627

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Years Ended December 31,
	2010	2009
Beginning balance	$-	$-
Total gains (losses)	6,653	-
Settlements	-	-
Additions	(100,281)	-
Transfers	-	-
Ending balance	$(93,628)	$-

Change in unrealized gains (losses) included in earnings relating to derivatives	$6,653	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 12/31/09	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	(8,000,000)	(1.00)
Outstanding at 12/31/10	-	$-

NOTE 12 – COMMON STOCK

On January 26, 2010, the Company issued 1,000,000 common shares valued at $56,000, based on the fair market value using quoted market prices on the date of grant to Excelsus Capital Partners, LLC for services rendered. The value of the shares was recognized in the Company’s consolidated results of operations for the three months ended March 31, 2010.

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

NOTE 13 – COMMITMENTS, CONTINGENCIES AND LITIGATION

During January 2010, the Company entered into a consulting agreement with an unrelated third party and paid the consultant for investment banking services a commitment fee of $5,000 and issued the consultant 1,000,000 fully vested shares of common stock (see Note 12). The Company amended the consulting agreement in March 2010 that extended the term for twelve months from the date of the amendment and issued the consultant 5,000,000 fully vested shares of common stock (2,000,000 shares on March 4, and 3,000,000 shares on March 4, 2010 – See Note 9). As amended, the consulting agreement includes the following commitments:

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

During June 2010, the Company entered into an agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder (which have not yet been issued as of the date of this report), together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.  During the year ended December 31, 2010, the Company paid $35,000 to the shareholder under the agreement which was recorded as an expense.

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

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Net Loss (numerator)	$(1,166,921)	$(1,517,726)
Shares (denominator)	54,164,630	36,849,468
Per share amount	$(0.02)	$(0.04)

No computation for diluted earnings per share was prepared for the convertible promissory notes (see Note 8) that would have been convertible into approximately 8,002,884 common shares at December 31, 2010.

NOTE 15 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Income tax expense at statutory rate	$(459,597)	$(597,763)
Change in Valuation allowance	459,597	597,763
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$(1,082,423)	$(622,826)
Valuation allowance	1,082,423	622,826
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards of $64,266 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 16 – SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited)

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

Modernization of Oil and Natural Gas Reporting Requirements

Effective for fiscal years ending on or after December 31, 2009, the Securities and Exchange Commission (“SEC”) approved revisions designed to modernize reserve reporting requirements for oil and natural gas companies.  In addition, effective for the same period, the Financial Accounting Standards Board issued Accounting Standards Codification Update 2010-03, “ Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures ,” to provide consistency with the new SEC rules.  The Company adopted the new requirements effective December 31, 2009.

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

NOTE 17 – SUBSEQUENT EVENTS

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

In March 2011, the Company sold 25.75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $37,100. The proceeds associated with the support equipment totaling $13,809 were recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling $23,291 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.