Form 10-Q/A
period 2011-03-31
Savoy Energy Corp
filed 2012-10-10
CIK 1437751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

.	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes      . No      .

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on September 4, 2012, the Board of Directors of Savoy Energy Corporation (“Savoy” or the “Company”) determined that the consolidated financial statements for the year ended December 31, 2010 and for the three months ended March 31, 2011 included in our Quarterly Report on Form 10-Q for the period ended March 31 2011 could no longer be relied upon as a result of errors in such reports.

The Company is filing this Amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “Commission”) on July 1, 2011, This Amendment is being filed solely for the purpose of restating the Consolidated Financial Statements to correct an error in accounting for certain convertible promissory notes as explained more fully in Notes 1 and 6 of the accompanying notes to consolidated financial statements as well as to expense $10,000 in fees as explained more fully in Note 5 of the accompanying notes to consolidated financial statements, which were originally recorded as a reduction in additional paid-in capital.  New certifications from our Principal Executive Officer and Principal Financial Officer are also included as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A.

This Amendment on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-Q, filed with the SEC on July 1, 2011 and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-Q on July 1, 2011.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets (unaudited) as of March 31, 2011 and December 31, 2010;	5

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010;	6

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010;	7

Notes to Consolidated Financial Statements (unaudited).	8

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2011	2010
	Restated	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,877	$9,170
Total current assets	6,877	9,170

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	679,744	718,630
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(653,576)
Oil and Gas Properties, Net	29,395	65,054

TOTAL ASSETS	$36,272	$74,224

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$164,429	$198,004
Advances from unrelated party	151,003	151,003
Accrued interest payable	39,764	36,774
Notes payable (net of discount of $74,741 and $79,130, respectively)	424,759	438,870
Derivative liability	121,444	93,628
Total current liabilities	901,399	918,279

LONG-TERM LIABILITIES
Asset retirement obligations	2,057	8,555
TOTAL LIABILITIES	903,456	926,834

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 66,746,000 and 63,646,000 shares issued and outstanding, respectively	66,746	63,646
Additional paid-in capital	1,909,057	1,832,657
Accumulated deficit	(2,842,987)	(2,748,913)
Total stockholders’ deficit	(867,184)	(852,610)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$36,272	$74,224

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	Restated
REVENUE
Oil and gas revenues	$3,516	$18,755
Total revenues	3,516	18,755

COSTS AND EXPENSES
Lease operating expenses	3,035	12,931
General and administrative expense	106,522	650,242
Depletion, depreciation, amortization and impairment expense	65	3,291
Accretion expense	100	926
Gain on sale of working interest	(96,827)	-
Total costs and expenses	12,895	667,390
Operating loss	(9,379)	(648,635)

OTHER INCOME (EXPENSE)
Interest expense	(82,513)	(1,630)
Loss on settlement of debt	(12,000)	(207,100)
Change in fair market value of derivative liability	9,818
Total other income (expenses)	(84,695)	(208,730)

Net loss	$(94,074)	$(857,365)

Basic and diluted net loss per common share	$0.00	$(0.02)

Weighted average common shares outstanding-basic and diluted	66,236,000	39,175,444

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	Restated
Cash flows from operating activities:
Net loss	$(94,074)	$(857,365)
Adjustments to reconcile net loss to net cash used in operating activities:

Depletion, depreciation, amortization and impairment	37,565	3,291
Amortization of discount on convertible notes	34,389	-
Change in fair market value of derivative liabilities	(9,818)	-
Interest expense associated with issuance of convertible debt	7,634	-
Accretion expense	101	926
Stock based compensation	1,500	524,000
Loss on settlement of debt	12,000	207,100
Gain on sale of oil and gas properties	(96,827)	-
Changes in assets and liabilities
Accounts receivable	-	1,125
Accounts payable and accrued liabilities	(6,705)	15,099
Net cash used in operating activities	(114,235)	(105,824)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	102,100	-
Capital expenditures for development of oil and gas properties	(158)	-
Purchase of oil and gas properties	-	(16,180)
Net cash provided by (used in) investment activities	101,942	(16,180)

Cash flows from financing activities:
Proceeds from issuance of debt	30,000	80,000
Repayment of long-term debt	(20,000)	-
Net cash provided by financing activities	10,000	80,000

Net decrease in cash and cash equivalents	(2,293)	(42,004)
Cash and cash equivalents, at beginning of period	9,170	60,345
Cash and cash equivalents, at end of period	$6,877	$18,341

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Beneficial conversion feature	$36,000	$-
Common stock issued for debt	$42,000	$57,500
Debt discount for derivative liability	$30,000	$-

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – RESTATEMENT

The Company has restated its financial statements as at December 31, 2010 and for the year then ended to reflect:

1)

an adjustment to record the initial derivative liability of $100,281 with a corresponding note discount of $95,500 and interest expense of $4,781;

2)

an adjustment to record the fair value change of the derivative liability from the issuance dates of the 2010 Notes to December 31, 2010, resulting in a decrease in the derivative liability and a decrease in change in fair value of derivative liabilities of $6,653;

3)

an adjustment to record the amortization of the note discount of $16,370; and

4)

a reclassification of $35,000 to reduce additional paid-in capital and increase general and administrative expense. See Note 6.

The effect of the restatement increased total liabilities by $14,498, increased paid in capital by $35,000 and increased the net loss (accumulated deficit) for the year ended December 31, 2010 by $49,518.

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

The Company has restated its financial statements as at March 31, 2011 and for the three months then ended to reflect:

1)

an adjustment to record the initial derivative liability of $37,634 with the corresponding note discount of $30,000 and interest expense of $7,634 for the new convertible note issued on March 7, 2011,

2)

an adjustment to record the fair value change of the derivative liability from the issuance date of the 2011 Note to March 31, 2011, and the fair value change from December 31, 2010 to March 31, 2011 on the 2010 Notes, resulting in a decrease in the derivative liability and a credit to other expenses of $9,818,

3)

an adjustment to record the amortization of the note discounts of $34,389 and

4)

a reclassification of $10,000 from reducing additional paid in capital to general and administrative expense. See Note 5.

5)

reversing the original entries made where the Company recorded the beneficial conversion feature at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $2,258 at inception. For the period ended March 31, 2011, $251 was initially charged to interest expense associated with the amortization of the debt discount. These entries have been reversed in the restated consolidated financial statements.

The cumulative effect of the restatements increased total liabilities by $48,710, increased additional paid-in capital by $42,742 and increased the net loss for the three months ended March 31, 2011 by $41,954 and accumulated deficit by $91,451.

a)

Balance sheet

	As of March 31, 2011

	As Reported	Adjustments		As Restated
CURRENT LIABILITIES
Notes payable, net of discount	$497,493	$(72,734)	(1)(3)	$424,759
Derivative liability	-	121,444	(1)(2)	121,444
Total current liabilities	852,689	48,710		901,399

TOTAL LIABILITIES	854,746	48,710		903,456

STOCKHOLDERS’ DEFICIT
Additional paid-in-capital	1,866,315	42,742	(4)	1,909,057
Accumulated deficit	(2,751,535)	(91,452)	(1)(2)(3)	(2,842,987)
Total stockholders’ deficit	(818,474)	(48,710)		(867,184)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,272	$-		$36,272

b) Statement of operations

	For the three months ended March 31, 2011

	As Reported	Adjustments		As Restated

General and administrative expense	$96,522	10,000	(4)	$106,522
Total costs and expenses	2,895	10,000		12,895
Operating income (loss)	621	(10,000)		(9,379)

OTHER EXPENSES
Interest expense	(40,741)	(41,772)	(1)(3)	(82,513)
Change in fair value of derivative liability	-	9,818	(2)	9,818
Total other expenses	(52,741)	(31,954)		(84,695)

Net loss	$(52,120)	(41,954)		(94,074)

Basic and diluted net loss per common share	$(0.00)	(0.00)		(0.00)

Weighted average common shares outstanding - basic and diluted	66,236,000			66,236,000

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Savoy Energy Corporation ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Savoy’s annual report filed with the SEC on Form 10-K/A for the year ended December 31, 2010, on October 9, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2010 as reported in Form 10-K/A have been omitted.

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 5 – OIL AND GAS PROPERTIES

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.   The 2,640,000 shares of common stock have not been issued as of the date of this filing.  During the three months ended March 31, 2011, the Company paid $10,000 to the shareholder under the agreement which is included in general and administrative expenses for the three months ended March 31, 2011.

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

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature.The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt. The outstanding principal balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 at based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt. The outstanding balance of the convertible promissory note at March 31, 2011 was $31,500, which is classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 at based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature. The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt. The outstanding balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 at based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note (the “October Note”).  On December 21, 2010, the same party advanced $32,500 to the Company under the terms of a convertible promissory note (the December Note”). The October Note and the December Note together are referred to as the 2010 Notes. The 2010 Notes bear interest at 10% per annum and mature on their nine month anniversary at which date the principal amounts and any accrued interest is payable.  The 2010 Notes have a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.   The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the 2010 Notes. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the 2010 Notes. The Company has the right to prepay the 2010 Notes under certain specified terms and conditions. The terms and conditions to prepay the 2010 Notes are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the 2010 Notes up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At March 31, 2011, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the 2010 Notes using the greater of the fixed or variable conversion price at March 31, 2011, after taking into consideration the aforementioned limitation on the amount of the 2010 Notes that can be converted, then they would have received approximately 30,804,464 shares of the Company’s common stock. Subsequent to December 31, 2010, the company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the 2010 Notes in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

As of October 25, 2010 (date of October Note issuance), the fair value of the derivative related to the October Note was $65,625.  As a result, a discount of $63,000 on the October Note, a derivative liability of $65,625, and a resulting loss on the fair value of the derivative liability were recorded on October 25, 2010.  As of December 31, 2010, the fair value of the derivative related to the October Note was $61,675.  As of March 31, 2011, the fair value was $60,964 which resulted in a recorded net gain on the fair value of derivative liability of $801 in the accompanying consolidated statements of operations.  For the period from December 31, 2010, to March 31, 2011 the Company also amortized the discount on the October Note for $21,000; accordingly, the balance of the unamortized discount on the October Note is $26,833 as of March 31, 2011.

As of December 21, 2010 (date of December Note issuance), the fair value of the derivative related to the December Note was $34,656.  As a result, a discount of $32,500 on the December Note, a derivative liability of $34,656, and a resulting loss on the fair value of the derivative liability were recorded on December 21, 2010.  As of December 31, 2010, the fair value of the derivative related to the December Note was $31,863.  As of March 31, 2011 the fair value was $41,450 which resulted in a recorded net gain on the fair value of derivative liability of $413 in the accompanying consolidated statements of operations.  For the period from December 31, 2010 to March 31, 2011 the Company also amortized the discount on the December Note for $10,833; accordingly, the balance of the unamortized discount on the December Note is $20,463 as of March 31, 2011.

The fair value of the derivative on the 2010 Notes on their date of their respective issuances and combined as of December 31, 2010 and March 31, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	October 25, 2010	December 21, 2010	December 31, 2010	March 31, 2011
Common stock issuable upon conversion	13,125,000	3,465,558	13,375,350	30,804,464
Estimated market value of common stock on measurement date	$0.008	$0.015	$0.012	$0.005
Exercise price	$0.0048	$0.00937	$0.0071	$0.0031
Risk free interest rate (1)	0.18%	0.19%	0.19%	0.09%
Term in years	0.75 years	0.75 years	0.75 years	.75 years
Expected volatility	165%	197%	195%	200%
Expected dividends (2)	0%	0%	0%	0%

On March 7, 2011, (the “2011 Note”) the Company borrowed $30,000 from the same unaffiliated party under the same terms and conditions as the 2010 Notes. As of March 7, 2011 (date of the 2011 Note issuance), the fair value of the derivative related to the 2011 Note was $37,634.  As a result, a discount of $30,000 on the 2011 Note, a derivative liability of $37,634, and a resulting loss of $7,634 on the fair value of the derivative liability were recorded on March 7, 2011.  As of March 31, 2011, the fair value of the derivative related to the 2011 Note was $29,030, which resulted in a recorded net gain on the fair value of derivative liability of $8,604 in the accompanying consolidated statements of operations.  For the period from March 7, 2011 to March 31, 2011 the Company also amortized the discount on the 2011 Note for $2,556; accordingly, the balance of the unamortized discount on the 2011 Note is $27,444 as of March 31, 2011. At March 31, 2011, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the 2011 Note using the greater of the fixed or variable conversion price at March 31, 2011, after taking into consideration the aforementioned limitation on the amount of the 2011 Note that can be converted, then they would have received approximately 9,676,795 shares of the Company’s common stock.

The fair value of the derivative on the 2011 Note on the date of issuance and as of March 31, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 7, 2011	March 31, 2011
Common stock issuable upon conversion	5,376,344	9,676,795
Estimated market value of common stock on measurement date	$0.01	$0.005
Exercise price	$0.0056	$0.0031
Risk free interest rate (1)	0.11%	0.09%
Term in years	0.75 years	0 .75 years
Expected volatility	191%	200%
Expected dividends (2)	0%	0%

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

NOTE 9 - COMMON STOCK

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

Also on June 22, 2011 (the “2011 June Note”), the Company agreed to borrow $11,000 from the same unaffiliated party under the same terms and conditions (as amended) as the March 2011 Note.

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

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder (which as of the date of this report has not been issued), together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.   Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy. During the three months ended March 31, 2011, the Company paid $10,000 to the shareholder under the agreement which is included in general and administrative expenses for the three months ended March 31, 2011.

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

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature. The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $18,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt. The outstanding principal balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.

On March 22, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $18,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt. The outstanding balance of the convertible promissory note at March 31, 2011 was $31,500, which is classified as current debt.

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature. The convertible promissory note bears interest at 5% per annum and matures April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $18,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $8,000 on settlement of debt. The outstanding balance of the convertible promissory note at March 31, 2011 was $30,000, which is classified as current debt.

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

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note (the “October Note”).  On December 21, 2010, the same party advanced $32,500 to the Company under the terms of a convertible promissory note (the “December Note”). The October Note and the December Note together are referred to as the 2010 Notes. The 2010 Notes (as amended) bear interest at 10% per annum and mature on their nine month anniversary at which date the principal amounts and any accrued interest is payable.  The 2010 Notes have a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.   The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the 2010 Notes. So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the 2010 Notes. The Company has the right to prepay the 2010 Notes under certain specified terms and conditions. The terms and conditions to prepay the 2010 Notes are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the 2010 Notes up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from  one hundred twenty one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. At March 31, 2011, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the 2010 Notes using the greater of the fixed or variable conversion price at March 31, 2011, after taking into consideration the aforementioned limitation on the amount of the 2010 Notes that can be converted, then they would have received approximately 30,804,464 shares of the Company’s common stock. Subsequent to year end, the company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the 2010 Notes in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

On March 7, 2011, (the “ March 2011 Note”) the Company borrowed $30,000 from the same unaffiliated party under the same terms and conditions (as amended) as the 2010 Notes,.

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

Depreciation, Depletion, Amortization and Impairment.  Depreciation, depletion, amortization and impairment for the three months ended March 31, 2011 was $71,945 compared to $3,291 in the comparable period the prior year.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2011 decreased to $106,522 from $650,242 for the comparable quarter in 2010.  The decrease in general and administrative expense was largely attributable to the recognition of stock compensation expense in the prior year’s comparable quarter.

Gain on Sale of Assets.  During the three months ended March 31, 2011, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $96,827.

Other Income (Expenses). We recorded interest expense of $82,513 for the three months ended March 31, 2011 compared to $1,630 in the comparable quarter the prior year.  This increase was largely attributable to the cost of increased debt, as well as the amortization of the discount on convertible notes of $41,772

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $6,877. Our total current liabilities as of March 31, 2011 were $901,399. Thus, we had a working capital deficit of $894,522 as of March 31, 2011.

Operating activities used $114,235 in cash for the three months ended March 31, 2011 compared to $105,824 in the comparable three months of the prior year. Cash flows provided by investing activities were $101,942 during the three months ended March 31, 2011 compared to $(16,180) in the comparable three months of the prior year.  The increase was entirely attributable to the sale of certain of the Company’s oil and gas properties. Cash flows provided by financing activities during the quarter ended March 31, 2011 was $10,000 consisting of proceeds from notes payable of $30,000, less repayments of $20,000 compared to $80,000 in the comparable period the prior year comprising proceeds from the issuance of debt.

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

SAVOY ENERGY CORPORATION

Date:	October 8, 2012

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer