Form 10-Q/A
period 2011-06-30
Savoy Energy Corp
filed 2012-10-24
CIK 1437751

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

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on September 4, 2012, the Board of Directors of Savoy Energy Corporation (“Savoy” or the “Company”) determined that the consolidated financial statements for the year ended December 31, 2010 and for the three and six months ended June 30, 2011 included in our Quarterly Report on Form 10-Q for the period ended June 30 2011 could no longer be relied upon as a result of errors in such reports

The Company is filing this Amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “Commission”) on August 19, 2011, This Amendment is being filed solely for the purpose of restating the Consolidated Financial Statements to correct an error in accounting for certain convertible promissory notes as explained more fully in Note 6 of the accompanying notes to consolidated financial statements as well as to expense $20,000 in fees as explained more fully in Note 5 of the accompanying notes to consolidated financial statements, which was originally recorded as a reduction in additional paid-in-capital.  New certifications from our Principal Executive Officer and Principal Financial Officer are also included as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A.

This Amendment on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-Q, filed with the SEC on August 19, 2011 and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-Q on August 19, 2011.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010;	F-2

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010	F-3

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010;	F-4

Notes to Consolidated Financial Statements (Unaudited).	F-5

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2011	2010
	Restated	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$668	$9,170
Total current assets	668	9,170

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	677,678	718,630
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(653,576)
Oil and gas properties, net	27,329	65,054

TOTAL ASSETS	$27,997	$74,224

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$209,906	$198,004
Advances from unrelated parties	154,003	151,003
Advances from related parties	10,900	-
Accrued interest payable	43,899	36,774
Notes payable (net of debt discount of $32,352 and $79,130, respectively)	422,160	438,870
Derivative liability	127,403	93,628
Total current liabilities	968,271	918.279

LONG-TERM LIABILITIES
Asset retirement obligations	-	8,555
TOTAL LIABILITIES	968,271	926,834

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 88,543,163 and 63,646,000 shares issued and outstanding, respectively.
	88,543	63,646
Additional paid-in capital	1,967,2834	1,832,657
Accumulated deficit	(2,996,101)	(2,748,913)
Total stockholders’ deficit	(940,274)	(852,610)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$27,997	$74,224

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Restated		Restated
REVENUE
Oil and gas revenues	$2,239	$16,637	$5,755	$35,393
Total revenues	2,239	16,637	5,755	35,393

COSTS AND EXPENSES
Lease operating expenses	1,803	13,165	4,838	26,096
General and administrative expense	106,023	231,072	212,545	881,314
Depletion, depreciation, amortization and impairment expense	-	1,226	65	4,517
Accretion expense	8	926	108	1,852
Gain on sale of working interest	(40,000)	(233,320)	(136,827)	(233,320)
Total costs and expenses	67,834	13,069	80,729	680,459
Operating income (loss)	(65,595)	3,568	(74,974)	(645,066)

OTHER INCOME (EXPENSE)
Interest expense	(46,524)	(2,913)	(129,037)	(4,543)
Loss on settlement of debt	(29,229)	(35,000)	(41,229)	(242,100)
Change in fair market value of derivative liability	(11,766)	-	(1,948)	-
Total other income (expenses)	(87,519)	(37,913)	(172,214)	(246,643)

Net loss	$(153,114)	$(34,345)	$(247,188)	$(891,709)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding--basic and diluted	77,429,981	57,435,011	71,908,664	48,387,160

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		For the Six Months Ended
		June 30,
		2011	2010
		Restated
Cash flows from operating activities:
Net loss		$(247,188)	$(891,709)
Adjustments to reconcile net loss to net cash used in operating activities:

Depletion, depreciation, amortization and impairment		65	4,517
Change in fair market value of derivative liabilities		1,948	-
Interest expense associated with issuance of convertible debt		7,634	-
Accretion expense		(1,957)	1,852
Stock based compensation		1,500	616,224
Loss on settlement of debt		41,229	242,100
Gain on sale of oil and gas properties		(94,762)	(233,320)
Amortization of debt discount		112,278	-
Changes in assets and liabilities:
Accounts receivable		-	1,314
Accounts payable and accrued liabilities		2,909	(12,162)
Advances from unrelated parties		3,000	-
Advances from related parties		10,900	-
Net cash used in operating activities		(161,944)	(271,184)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties		142,100	233,320
Capital expenditures for development of oil and gas properties		(158)	-
Purchase of oil and gas properties		-	(59,229)
Net cash provided by investment activities		141,942	174,091

Cash flows from financing activities:
Proceeds from issuance of debt		31,500	120,000
Repayment of long-term debt		(20,000)	(10,000)
Net cash provided by financing activities		11,500	110,000

Net (decrease) increase in cash and cash equivalents		(8,502)	12,907
Cash and cash equivalents, at beginning of period		9,170	60,345
Cash and cash equivalents, at end of period		$668	$73,252

Supplemental cash flow information:
Cash paid for interest		$-	$-
Cash paid for income tax		$-	$-
Non cash investing and financing activities:
Beneficial conversion feature		$38,258	$-
Return of capital		$-	$52,800
Common stock issued for debt		$24,897	$67,500
Common stock issued for accrued expenses		$-	$177,226
Debt discount for derivative liability	$		$-

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

3)

an adjustment to record the amortization of the note discount of $16,370; and

4)

a reclassification of $35,000 to reduce additional paid-in-capital and increase general and administrative expense. See Note 6.

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

The Company has restated its financial statements as at June 30, 2011 and for the three and six months then ended to reflect:

1)

an adjustment to record the initial derivative liability of $37,633 with the corresponding note discount of $30,000 and interest expense of $7,633 for the new convertible note issued on March 7, 2011,

2)

an adjustment to record the fair value change of the derivative liability from the issuance date of the March 7, 2011 Note to June 30, 2011, and the fair value change from December 31, 2010 to June 30, 2011 on the 2010 Notes, resulting in an increase in the derivative liability, and a charge to other expenses of $11,766 and $1,948 for the three and six months ended June 30, 2011, respectively.

3)

an adjustment to record the amortization of the note discounts of $39,833 and $74,222 for three and six months ended June 30, 2011, respectively.

4)

a reclassification of $10,000 and $20,000 from reducing additional paid in capital to general and administrative expenses for the three and six months ended June 30, 2011, respectively. See Note 5.

5)

reversing the original entries made where the Company recorded the beneficial conversion feature at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $2,258 at inception. For the three and six months ended June 30, 2011, $753 and $1,004 was initially charged to interest expense (for the three and six months ended June 30, 2011, respectively) associated with the amortization of the debt discount. These entries have been reversed in the restated consolidated financial statements.

6)

reversing the original entry made of $10,667 for the three and six months ended June 30, 2011 related to recording a loss on debt settlements, that are now accounted for as a derivative liability.

The cumulative effect of the restatements increased total liabilities by $96,305, increased additional paid- in - capital by $47,881 and increased the net loss for the three and six months ended June 30, 2011 by $52,735 and $94,689, respectively, and accumulated deficit by $144,187.

a)

Balance sheet

	As of June 30, 2011

	As Reported	Adjustments		As Restated
CURRENT LIABILITIES
Notes payable, net of discount	$453,258	$(31,098)	(1)(3)	$422,160
Derivative liability	-	127,403	(1)(2)	127,403
Total current liabilities	871,966	96,305		968,271

TOTAL LIABILITIES	871,966	96,305		968,271

STOCKHOLDERS’ DEFICIT
Additional paid-in-capital	1,919,402	47,882	(4)	1,967,284
Accumulated deficit	(2,851,914)	(144,187)	(1)(2)(3)	(2,996,101)
Total stockholders’ deficit	(843,969)	(96,305)		(940,274)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,997	$-		$27,997

b)

Statement of operations

	For the three months ended June 30, 2011

	As Reported	Adjustments		As Restated
General and administrative expense	$96,023	$10,000	(4)	$106,023
Total costs and expenses	57,834	10,000		67,834
Operating loss	(55,595)	(10,000)		(65,595)

OTHER EXPENSES
Interest expense	(4,888)	(41,636)	(1,3,5)	(46,524)
Loss on settlement of debt	(39,896)	10,667	(6)	(29,229)
Change in fair value of derivative liability	-	(11,766)	(2)	(11,766)
Total other expenses	(44,784)	(42,735)		(87,519)

Net loss	$(100,379)	$(52,735)		$(153,114)

Basic and diluted net loss per common share	$(0.00)	$(0.00)		$(0.00)

Weighted average common shares outstanding - basic and diluted	77,429,981	-		77,429,981

	For the six months ended June 30, 2011

	As Reported	Adjustments		As Restated
General and administrative expense	$192,545	$20,000	(4)	$212,545
Total costs and expenses	60,729	20,000		80,729
Operating loss	(54,974)	(20,000)		(74,974)

OTHER EXPENSES
Interest expense	(45,629)	(83,408)	(1,3,5)	(129,037)
Loss on settlement of debt	(51,896)	10,667	(6)	(41,229)
Change in fair value of derivative liability	-	(1,948)	(2)	(1,948)
Total other expenses	(97,525)	(74,689)		(172,214)

Net loss	$(152,499)	$(94,689)		$(247,188)

Basic and diluted net loss per common share	$(0.00)	$(0.00)		$(0.00)

Weighted average common shares outstanding - basic and diluted	71,908,664	-		71,908,664

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Savoy Energy Corporation ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Savoy’s annual report filed with the SEC on Form 10-K/A for the year ended December 31, 2010, on October 10, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2010 as reported in Form 10-K/A have been omitted.

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

NOTE 5 – OIL AND GAS PROPERTIES

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.  Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.  The 2,640,000 shares of common stock have not been issued as of the date of this filing.  During the three and six months ended June 30, 2011, the Company paid $10,000 and $20,000 respectively, to the shareholder under the agreement which is included in general and administrative expenses..

In February 2011, the Company sold its 52.5% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $65,000 and forgiveness of payables in the amount of approximately $25,000.  The proceeds associated with the support equipment and forgiveness of payable totaling approximately $79,000 was recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling approximately $11,000 were accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In March 2011, the Company sold a 25,75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of approximately $37,000.  The proceeds associated with the support equipment totaling approximately $14,000 were recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling approximately $23,000 was accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In April 2011, the Company sold a 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $18,550.  The proceeds associated with the support equipment totaling $6,905 and were recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling $11,646 was accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In May 2011, the Company sold its remaining 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $18,550.  The proceeds associated with the support equipment totaling $6,905 and were recorded as a gain on sale of assets.  The proceeds associated with working and revenue interest totaling $11,646 was accounted for as a reduction of capitalized costs, with no gain or loss recognized.

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

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum.  The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature.  The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share.  On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt.  The outstanding balance of the convertible promissory note at June 30, 2011 was $30,000.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of June 30, 2011 due to the short-term nature of the note.  For the period ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On October 25, 2010 (the “October 2010 Note”), an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 10% per annum and matures July 27, 2011, at which date the $63,000 and any accrued interest is payable.  The convertible promissory note (as amended) has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized less the amount of issued and outstanding shares immediately prior to the conversion.  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.  The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.On April 28, 2011, the holder of the October 2010 Note in the original face amount of $63,000 converted $6,000 face amount of the note into 3,333,333 shares of the Company’s common stock.  The outstanding principal balance of the convertible promissory note at June 30, 2011 was $57,000. During the period ended June 30, 2011, the Company sold its working interest in the Zavadil and Rozella Kiefer wells. This constituted a significant sale of assets and as such rendered the 2010 Notes in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On December 21, 2010 (the “December 2010 Note”) and March 7, 2011 (the “March 2011 Note) the same party advanced the Company $32,500 and $30,000 respectively, under the same terms and conditions (as amended) of the October 2010 Note. The October 2010 Note and the December 2010 Note are referred to as the 2010 Notes,

On June 22, 2011, the Company agreed to amend the conversion price of the 2010 Notes and the March 2011 Note to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company evaluated the modification and concluded that the modification was not an extinguishment of the original debt; as a result, no gain or loss was recognized upon modification and there was not a significant difference between the carrying value of the debt prior to modification and the fair value of the debt after modification.  Additionally, the Company agreed to issue a new promissory note (the “June 2011 Note”) for $11,000 to the same party, under the same terms and conditions as the amended 2010 Notes and the March 2011 Note.

The fair value of the derivative on the 2010 Notes on their date of their respective issuances and combined as of December 31, 2010 and June 30, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	October 25, 2010	December 21, 2010	December 31, 2010	June 30, 2011
Common stock issuable upon conversion	13,125,000	3,465,558	13,375,350	37,819,565
Estimated market value of common stock on measurement date (1)	$0.008	$0.015	$0.012	$0.0042
Conversion price (2)	$0.0048	$0.00937	$0.0071	$0.0023
Risk free interest rate (3)	0.18%	0.19%	0.19%	Various (3)
Time to maturity (4)	0.75 years	0.75 years	0.75 years	Various (4)
Expected volatility (5)	165%	197%	195%	242%
Expected dividends (6)	0%	0%	0%	0%

On March 7, 2011, (the “2011 Note”) the Company borrowed $30,000 from the same unaffiliated party under the same terms and conditions as the 2010 Notes. As of March 7, 2011 (date of the 2011 Note issuance), the fair value of the derivative related to the 2011 Note was $37,633.  As a result, a discount of $30,000 on the 2011 Note, a derivative liability of $37,633, and a resulting loss of $7,633 on the fair value of the derivative liability were recorded on March 7, 2011.  As of June 30, 2011, the fair value of the derivative related to the 2011 Note was $38,031, which resulted in a recorded net loss on the fair value of derivative liability of $398 in the accompanying consolidated statements of operations for the six months ended June 30, 2011.  For the period from March 7, 2011 to June 30, 2011 the Company also amortized the discount on the 2011 Note for $12,556; accordingly, the balance of the unamortized discount on the 2011 Note is $17,444 as of June 30, 2011. At June 30, 2011, assuming no adjustment to the conversion price, if the lender converted the entire principal balance of the 2011 Note using the greater of the fixed or variable conversion price at June 30, 2011, they would have received approximately 12,676,949 shares of the Company’s common stock.

The fair value of the derivative on the 2011 Note on the date of issuance and as of Junbe 30, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 7, 2011	June 30, 2011
Common stock issuable upon conversion	5,376,344	12,676,949
Estimated market value of common stock on measurement date (1)	$0.01	$0.042
Conversion price (2)	$0.0056	$0.0023
Risk free interest rate (3)	0.11%	0.10%
Time to maturity (4)	0.75 years	0 .58 years
Expected volatility (5)	191%	242%
Expected dividends (6)	0%	0%

The Black-Scholes models were valued with the following inputs:

(1)

Stock Price - The Stock Price was based on the closing price of the Company’s stock as of the Valuation Date.

(2)

Conversion Price - The conversion price was based on 50% of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date

(3)

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt.

(4)

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.

(5)

Expected volatility - The expected volatility was based on the historical volatility of the Company

(6)

Expected dividends - Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

A summary of the derivative liability balance as of December 31, 2010 and June 30, 2011 is as follows:

Fair Value	Derivative Liability Balance 12/31/10	Initial Derivative Liability	Fair value of Convertible Notes Redeemed	Fair value change- six months ended 6/30/11	Derivative Liability Balance 6/30/11
2010 Notes	$93,628	-	$(5,806)	$1,550	$89,372
March 2011 Note	-	37,634	-	398	38,031
Total	$93,628	$37,634	$(5,806)	$1,948	$127,403

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

The Company recorded a realized loss of $41,229 on settlement of debt for the six months ended June 30, 2011.

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

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder (which as of the date of this report has not been issued), together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.  Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy. .  During the three and six months ended June 30, 2011, the Company paid $10,000 and $20,000, respectively, to the shareholder under the agreement which is included in general and administrative expenses for the three and six months ended June 30, 2011, respectively..

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

On April 21, 2010, the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum.  The loans are unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature.  The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share.  On January 12, 2011, the holder elected to convert $10,000 to 1,000,000 shares of common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant and the Company recorded a realized loss of $4,000 on settlement of debt.  The outstanding balance of the convertible promissory note at June 30, 2011 was $30,000.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized as of June 30, 2011 due to the short-term nature of the note.  For the period ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On October 25, 2010, an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note (the “October Note”).  On December 21, 2010, the same party advanced $32,500 to the Company under the terms of a convertible promissory note (the “December Note”). The October Note and the December Note together are referred to as the 2010 Notes. The 2010 Notes (as amended)bear interest at 10% per annum and mature on their nine month anniversary at which date the principal amounts and any accrued interest is payable.  The 2010 Notes (as amended) have a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.   The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the 2010 Notes.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the 2010 Notes.  The Company has the right to prepay the 2010 Notes under certain specified terms and conditions.  The terms and conditions to prepay the 2010 Notes are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the 2010 Notes up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment. The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

On April 28, 2011, the holder of the October Note converted $6,000 face amount of the note into 3,333,333 shares of the Company’s common stock.  The outstanding principal balance of the convertible promissory note at June 30, 2011 was $57,000.  During the period ended June 30, 2011, the Company sold its working interest in the Zavadil and Rozella Kiefer wells. This constituted a significant sale of assets and as such rendered the 2010 Notes in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On March 7, 2011(the “March 2011 Note”) the Company borrowed $30,000 from the same unaffiliated party under the same terms and conditions (as amended) as the 2010 Notes,

On June 22, 2011, the Company to amend the conversion price of the 2010 Notes and the March 2011 Note to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company evaluated the modification and concluded that the modification was not an extinguishment of the original debt; as a result, no gain or loss was recognized upon modification and there was not a significant difference between the carrying value of the debt prior to modification and the fair value of the debt after modification.

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

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2011 were $106,023 compared to $231,072 for the same quarter in 2010.

Gain on Sale of Assets.  During the three months ended June 30, 2011, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $40,000.

Other Income (Expenses).  We recorded interest expense of $46,524 for the three months ended June 30, 2011 compared to $2,913 in the comparable quarter the prior year.  This increase was largely attributable to the cost of increased debt, including the amortization of the discount on convertible debt.

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

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2011 were $212,545 compared to $881,314 for the same period in 2010.

Gain on Sale of Assets.  During the six months ended June 30, 2011, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $136,827.

Other Income (Expenses).  We recorded interest expense of $129,037 for the six months ended June 30, 2011 compared to $4,543 in the comparable period the prior year.  This increase was largely attributable to the cost of increased debt

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $668.  Our total current liabilities as of June 30, 2011 were $968,271.  Thus, we had a working capital deficit of $967,603 as of June 30, 2011.

Operating activities used $161,944 in cash for the six months ended June 30, 2011 compared to $271,184 in the comparable six months of the prior year.  Cash flows provided by investing activities were $141,942 during the six months ended June 30, 2011 compared to $174,091 in the comparable six months of the prior year.  Cash flows provided by financing activities during the period ended June 30, 2011 was $11,500 compared to $110,000 in the comparable period the prior year comprising primarily proceeds from the issuance of debt, including the amortization of the discount on convertible debt.

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

Item 3.

Defaults upon Senior Securities

During the period ended June 30, 2011, the Company sold its working interest in the Zavadil and Rozella Kiefer wells. This constituted a significant sale of assets and as such rendered the 2010 Notes in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

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

Date: October 19, 2012

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer