Form 10-Q/A
period 2011-09-30
Savoy Energy Corp
filed 2012-10-30
CIK 1437751

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

Yes   X  . No      .

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

Yes      . No   X  .

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109.383,796 common shares as of November 8, 2011, which number does not include 100,000,000 shares which the Company has agreed to issue to its Chief Executive Officer, Arthur Bertagnolli (as described in greater detail under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below) as the Company does not currently have sufficient authorized, but unissued shares to affect such issuance.

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on September 4, 2012, the Board of Directors of Savoy Energy Corporation (“Savoy” or the “Company”) determined that the consolidated financial statements for the year ended December 31, 2010 and for the three and nine months ended September 30, 2011 included in our Quarterly Report on Form 10-Q for the period ended September 30 2011 could no longer be relied upon as a result of errors in such reports.

The Company is filing this Amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “Commission”) on November 29, 2011, This Amendment is being filed solely for the purpose of restating the Consolidated Financial Statements to correct an error in accounting for certain convertible promissory notes as explained more fully in Note 7 of the accompanying notes to consolidated financial statements as well as to expense $20,000 in fees as explained more fully in Note 6 of the accompanying notes to consolidated financial statements, which was originally recorded as a reduction in additional paid-in-capital.  New certifications from our Principal Executive Officer and Principal Financial Officer are also included as Exhibits 31.1, 31.2 and 32.1 to this Form 10-Q/A.

This Amendment on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-Q, filed with the SEC on November 29, 2011 and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-Q on November 29, 2011.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	5

Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30 2011 and 2010;	6

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010	7

Notes to Consolidated Financial Statements (Unaudited)	8

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$636	$9,170
Total current assets	636	9,170

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	677,678	718,630
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(653,576)
Oil and gas properties, net	27,329	65,054

TOTAL ASSETS	$27,965	$74,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$163,337	$198,004
Advances from unrelated parties	3,000	151,003
Related party payable	167,833	-
Accrued interest payable	47,943	36,774
Notes payable (net of debt discount of $27,290 and $79,130, respectively)	634,721	438,870
Deferred revenue	7,000	-
Derivative liability	171,358	93,628
Total current liabilities	1,195,192	918,279

LONG-TERM LIABILITIES
Asset retirement obligations	-	8,555
TOTAL LIABILITIES	1,195,122	926,834

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value; 10,000,000 shares authorized and none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 102,015,385 and 63,646,000 shares issued and outstanding, respectively	102,015	63,646
Additional paid-in capital	1,991,292	1,832,657
Accumulated deficit	(3,260,534)	(2,748,913)
Total stockholders’ deficit	(1,167,227)	(852,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,965	$74,224

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(restated)		(restated)
REVENUE
Oil and gas revenues	$3,948	$12,650	$9,703	$48,043
Total revenues	3,948	12,650	9,703	48,043

COSTS AND EXPENSES
Lease operating expenses	364	10,420	5,202	36,516
General and administrative expenses	198,476	116,291	411,020	997,605
Depletion, depreciation, amortization and impairment expense	-	934	65	5,451
Accretion expense	-	926	108	2,778
Gain on sale of working interest	-	(76,944)	(136,827)	(310,264)
Total costs and expenses	198,840	51,627	279,568	732,086
Net operating (loss)	(194,892)	(38,977)	(269,865)	(684,043)

OTHER INCOME (EXPENSES)
Interest expense	(63,328)	(3,054)	(192,365)	(7,597)
Loss on settlement of debt	-	-	(41,230)	(242,100)
Change in fair value of derivative liability	(6,212)	-	(8,160)	-
Total other (expenses)	(69,540)	(3,054)	(241,755)	(249,697)

Net loss	$(264,432)	$(42,031)	$(511,620)	$(933,740)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding--basic and diluted	99,953,588	59,696,000	122,161,573	52,198,198

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	(restated)
Cash flows from operating activities:
Net loss	$(511,620)	$(933,740)
Adjustments to reconcile net loss to net cash used in operating activities:

Depletion, depreciation, amortization and impairment expense	65	5,451
Accretion expense	108	2,778
Stock-based compensation	1,500	611,950
Loss on settlement of debt	41,230	242,100
Gain on sale of working interest	(136,827)	(310,264)
Amortization of debt discount	144,839	-
Change in fair market value of derivative liabilities	8,160	-
Changes in assets and liabilities:
Accounts receivable	-	2,372
Accounts payable and accrued liabilities	383	190
Advances from unrelated parties	(148,003)	-
Related party payable	167,833	-
Deferred revenue	7,000	-
Net cash used in operating activities	(388,975)	(379,163)
Cash flows from investing activities:
Proceeds from sale of oil and gas properties	142,100	409,048
Capital expenditures for development of oil and gas properties	(158)	(40,043)
Purchase of oil and gas properties	-	(28,900)
Net cash provided by investment activities	141,942	340,105
Cash flows from financing activities:
Proceeds from issuance of debt	258,499	120,000
Return of capital	-	(15,000)
Repayment of long-term debt	(20,000)	(97,500)
Net cash provided by financing activities	238,499	7,500
Net decrease in cash and cash equivalents	(8,534)	(31,558)
Cash and cash equivalents, at beginning of year	9,170	60,345
Cash and cash equivalents, at end of year	$636	$28,787

Supplemental cash flow information:
Non cash investing and financing activities:
Beneficial conversion feature	$39,758	$-
Return of capital	$20,000	$52,800
Common stock issued for debt	$38,269	$67,500
Common stock issued for accrued expenses	$-	$177,226
Related party payable converted to debt	$96,499	$-
Debt issued as consideration for services	$105,000	$-

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

a)

Balance sheet

	As of December 31, 2010

	As Reported	Adjustments		As Restated
CURRENT LIABILITIES
Notes payable, net of discount	$518,000	$(79,130)	(1)(3)	$438,870
Derivative liability	-	93,628	(1)(2)	93,628
Total current liabilities	903,781	14,498		918,279

TOTAL LIABILITIES	912,336	14,498		926,834

STOCKHOLDERS’ DEFICIT
Preferred stock		-		-
Additional paid-in-capital	1,797,657	35,000	(4)	1,832,657
Accumulated deficit	(2,699,415)	(49,498)	(1)(2)(3)	(2,748,913)
Total stockholders’ deficit	(838,112)	(14,498)		(852,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,224	$-		$74,224

The Company has restated its financial statements as at September 30, 2011 and for the three and nine months then ended to reflect:

1) adjustments to record the a) initial derivative liability of $37,633 with the corresponding note discount of $30,000 and interest expense of $7,633 for the new convertible note issued on March 7, 2011, b) initial derivative liability of $13,945 with the corresponding note discount of $11,000 and interest expense of $2,945 for the new convertible note issued on June 22, 2011and funded on July 1, 2011 and c) initial derivative liability of $40,278 with the corresponding note discount of $14,500 and interest expense of $25,778 for the new convertible note issued on August 23, 2011.

2) an adjustment to record the fair value change of the derivative liability from the issuance date of the notes in adjustment number 1 above to September 30, 2011, and the fair value change from December 31, 2010 to September 30, 2011 on the 2010 Notes, resulting in an increase in the derivative liability and a charge to other expenses of $6,212 and $8,160 for the three and nine months ended September 30, 2011.

3) an adjustment to record the amortization of the note discounts of $28,756 and $102,978 for three and nine months ended September 30, 2011, respectively.

4) a reclassification of $20,000 from reducing additional paid in capital to general and administrative expenses for the nine months ended September 30, 2011. See Note 5.

5) reversing the original entries made where the Company recorded the beneficial conversion feature at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $2,258 at inception. For the three and nine months ended September 30, 2011, $753 and $1,757 was initially charged to interest expense (for the three and nine months ended September 30, 2011, respectively) associated with the amortization of the debt discount. These entries have been reversed in the restated consolidated financial statements.

6) reversing the original entry made of $19,066 and $33,033 for the three and nine months ended September 30, 2011, respectively, related to recording a loss on debt settlements, that are now accounted for as a derivative liability.

The cumulative effect of the restatements increased total liabilities by $151,118, increased additional paid- in - capital by $44,995 and increased the net loss for the three and nine months ended September 30, 2011 by $51,926 and $146,615, respectively, and accumulated deficit by $196,113.

a)

Balance sheet

	As of September 30, 2011

	As Reported	Adjustments		As Restated
CURRENT LIABILITIES
Notes payable, net of discount	$647,061	$(12,340)	(1)(3)	$634,721
Derivative liability	7,900	163,458	(1)(2)	171,358
Total current liabilities	1,044,074	151,118		1,195,192

TOTAL LIABILITIES	1,044,074	115,118		1,195,192

STOCKHOLDERS’ DEFICIT
Additional paid-in-capital	1,946,297	44,995	(4)	1,991,292
Accumulated deficit	(3,064,421)	(196,113)	(1)(2)(3)	(3,260,534)
Total stockholders’ deficit	(1,016,109)	(151,118)		(1,167,227)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,965	$-		$27,965

b)

Statement of operations

	For the three months ended September 30, 2011

	As Reported	Adjustments		As Restated

OTHER EXPENSES
Interest expense	(4,848)	(58,480)	(1,3,5)	(63,328)
Loss on settlement of debt	(19,367)	19,367	(6)	-
Change in fair value of derivative liability	6,600	(12,812)	(2)	(6,212)
Total other expenses	(17,615)	(51,926)		(69,541)

Net loss	$(212,507)	(51,926)		(264,433)

Basic and diluted net loss per common share	$(0.00)	(0.00)		(0.00)

Weighted average common shares outstanding - basic and diluted	99,953,588			99,953,388

	For the nine months ended September 30, 2011

	As Reported	Adjustments		As Restated

General and administrative expense	$391,020	20,000	(4)	$411,020
Total costs and expenses	259,568	20,000		279,568
Operating loss	(249,865)	(20,000)		(269,865)

OTHER EXPENSES
Interest expense	(50,477)	(141,939)	(1,3,5)	(192,365)
Loss on settlement of debt	(71,263)	30,033	(6)	(41,230)
Change in fair value of derivative liability	6,600	(14,760)	(2)	(8,160)
Total other expenses	(115,140)	(126,615)		(241,755)

Net loss	$(365,005)	(146,615)		(511,620)

Basic and diluted net loss per common share	$(0.00)	(0.00)		(0.00)

Weighted average common shares outstanding - basic and diluted	122,161,573			122,161,573

NOTE 2 – ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of Savoy Energy Corporation (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Savoy’s annual report filed with the SEC on Form 10-K/A for the year ended December 31, 2010 on October 10, 2012  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2010 as reported in Form 10-K have been omitted.

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

NOTE 4 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of September 30, 2011, the Company’s current liabilities exceed its current assets by $1,194,556 and its total liabilities exceed its total assets by $1,167,227. Additionally, the Company has a working capital deficit, has generated limited revenues, and has an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 5 – OIL AND GAS PROPERTIES

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas, to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.  Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.  The 2,640,000 shares of common stock have not been issued as of the date of this filing. During the nine-month period ended September 30, 2011, the Company paid $20,000 to the shareholder under the agreement which is included in general and administrative expenses.

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

NOTE 6 – NOTES PAYABLE

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

NOTE 7 – CONVERTIBLE NOTE PAYABLE AND DERIVATIVES

On October 25, 2010 (the “October 2010 Note”), an unrelated third party advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note bears interest at 8% per annum and matured on July 27, 2011, at which date the $63,000 and any accrued interest was payable.  The convertible promissory note (as amended) has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  .  The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.

In February 2011, the Company sold its working interest in the Zavadil well and in May 2011, completed the sale of its working interest in the Rozella Kiefer well.  These sales each constituted a significant sale of assets and as such rendered the 2010 Notes in default.  As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

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

The outstanding principal balance of the October 2010 Note at September 30, 2011 was $37,500.

On December 21, 2010 (the “December 2010 Note”) the same party advanced the Company $32,500 under the same terms and conditions (as amended) of the October 2010 Note. The October 2010 Note and the December 2010 Note are referred to as the 2010 Notes. The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

The fair value of the derivative on the 2010 Notes on their date of their respective issuances and combined as of December 31, 2010 and September 30, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	October 25, 2010	December 21, 2010	December 31, 2010	September 30, 2011
Common stock issuable upon conversion	13,125,000	3,465,558	13,375,350	77,777,778
Estimated market value of common stock on measurement date (1)	$0.008	$0.015	$0.012	$0.002
Conversion price (2)	$0.0048	$0.00937	$0.0071	$0.0009
Risk free interest rate (3)	0.18%	0.19%	0.19%	Various (3)
Time to maturity (4)	0.75 years	0.75 years	0.75 years	Various (4)
Expected volatility (5)	165%	197%	195%	257%
Expected dividends (6)	0%	0%	0%	0%

On March 7, 2011 (the “March 2011 Note”), June 22, 2011 (the “June 2011 Note”) and August 23, 2011 (the “August 2011 Note”) the Company issued convertible promissory notes of $32,500, $11,000 and $14,500 respectively, under the same terms and conditions (as amended) as the 2010 Notes, other than the August 2011 Note defines the conversion price to be the greater of (i) the Variable Conversion Price and (ii) $0.00009 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings and similar events).  The “Variable Conversion Price” is defined as 45% of the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading day period ending on the last trading day prior to the conversion date. On July 1, 2011 the lender advanced the proceeds of the June 2011 Note directly to various creditors of the Company. In August 2011 the lender advanced $500 of the proceeds of the August 2011 Note to the Company and $14,000 directly to various creditors of the Company.

The March 2011 Note, June 2011 Note and August 2011 Note are referred to as the 2011 Notes. The Company evaluated the conversion options of the 2011 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

On the date of issuance, the fair value of the derivative of the March 2011 Note was $37,633.  As a result, a discount of $32,500 on the March 2011 Note, a derivative liability of $37,633, and a resulting loss on the fair value of the derivative liability were recorded on March 7, 2011.  As of September 30, 2011, the fair value of the derivatives of the March 2011 Note was $33,333, which resulted in a recorded net gain on the fair value of derivative liability of $4,300 in the accompanying consolidated statements of operations.  The Company also amortized the discount (included in interest expense) on the March 2011 Note for $10,000 and $22,556 for the three and nine months ended September 30, 2011, respectively. The unamortized discount on the March 2011 Note as of September 30, 2011is $7,444.

On the date of issuance, the fair value of the derivative of the June 2011 Note was $13,945.  As a result, a discount of $11,000 on the June 2011 Note, a derivative liability of $13,945, and a resulting loss on the fair value of the derivative liability were recorded on July 1, 2011 (the date the June 2011 Note was funded).  As of September 30, 2011, the fair value of the derivatives of the June 2011 Note was $24,444, which resulted in a recorded net loss on the fair value of derivative liability of $10,499 in the accompanying consolidated statements of operations.  The Company also amortized the discount (included in interest expense) on the June 2011 Note for $3,667 for the three and nine months ended September 30, 2011, respectively. The unamortized discount on the June 2011 Note as of September 30, 2011is $7,333.

On the date of issuance, the fair value of the derivative of the August 2011 Note was $40,278.  As a result, a discount of $14,500 on the August 2011 Note, a derivative liability of $40,278, and a resulting loss on the fair value of the derivative liability were recorded on August 23, 2011.  As of September 30, 2011, the fair value of the derivatives of the August 2011 Note was $35,802, which resulted in a recorded net gain on the fair value of derivative liability of $4,476 in the accompanying consolidated statements of operations.  The Company also amortized the discount (included in interest expense) on the August 2011 Note for $1,987 for the three and nine months ended September 30, 2011, respectively. The unamortized discount on the August 2011 Note as of September 30, 2011is $12,513.

The fair value of the derivative of the 2011 Notes on their respective dates of issuance and on September 30, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 7, 2011	June 22, 2011	August 23, 2011	September 30, 2011
Common stock issuable upon conversion	5,376,344	4,648,215	20,138,889	63,456,790
Estimated market value of common stock on measurement date (1)	$0.01	$0.0042	$0.0029	$0.002
Conversion price (2)	$0.00558	$0.00237	$0.0007	$0.00081-0.00090
Risk free interest rate (3)	0.11%	0.10%	0.06%	Various (3)
Time to maturity (4)	0.75 years	0.75 years	0.75 years	Various (4)
Expected volatility (5)	191%	242%	253%	257%
Expected dividends (6)	0%	0%	0%	0%

The Black-Scholes models were valued with the following inputs:

(1)

Stock Price - The Stock Price was based on the closing price of the Company’s stock as of the Valuation Date.

(2)

Conversion Price - The conversion price was based on 50%  (45% for the August 23, 2011 Note) of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date.

(3)

Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt.

(4)

Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.

(5)

Expected volatility - The expected volatility was based on the historical volatility of the Company.

(6)

Expected dividends - Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

A summary of the derivative liability balance as of December 31, 2010 and September 30, 2011 is as follows:

Fair Value	Derivative Liability Balance 12/31/10	Initial Derivative Liability	Fair value of convertible notes redeemed	Fair value change- nine months Ended 9/30/11	Derivative Liability Balance 9/30/11
2010 Notes	$93,628	-	(22,286)	$6,436	$77,778
2011 Notes	-	91,856	-	1,724	93,580
Total	$93,628	$91,856	(22,286)	$8,160	$171,358

Also, on June 22, 2011, the Company agreed to amend the conversion price of the 2010 Notes, the March 2011 Note and the June 2011 Note to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.

The Company evaluated the modification and concluded that the modification was not an extinguishment of the original debt; as a result, no gain or loss was recognized upon modification and there was not a significant difference between the carrying value of the debt prior to modification and the fair value of the debt after modification.

On July 27, 2011, the October 2010 went into default as a result of the Company’s non-payment.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (See Note 7).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

Fair Value Measurements at September 30, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$171,358	$171,358
Total	$-	$-	$171,358	$171,358

NOTE 9 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at September 30, 2011	8,000,000	$1.00

Options outstanding and their relative exercise price at September 30, 2011 are as follows:

Exercise Price	Number of Shares	Remaining Life	Aggregate Intrinsic Value (In-the-Money) Options
1.00	8,000,000	2.25 years	$-
	8,000,000		$-

NOTE 10 – COMMON STOCK

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

NOTE 11 – SUBSEQUENT EVENTS

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

Notes Payables

Notes 6 and 7 of the attached financial statements contain a description of the Company’s outstanding Notes Payable and Convertible Promissory Notes.

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

Other Income (Expenses).  We recorded interest expense of $63,328 for the three months ended September 30, 2011 compared to $3,054 in the comparable quarter the prior year.  This increase was largely attributable to the cost of increased debt, including the amortization of the discount on convertible notes.

Change in Fair Value of Derivative Liability.  We incurred an expense  on the change in the fair value of derivative liabilities of $6,212 for the three months ended September 30, 2011 in connection with the change in the fair values of derivative instruments, associated with the conversion option of promissory notes, as valued at the end of the quarter.

Net Loss.  We had a net loss of $264,433 for the three months ended September 30, 2011, compared to a net loss of $42,031 for the three months ended September 31, 2010, an increase in net loss of $222,402 from the prior period.

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

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2011 were $411,020 compared to $997,605 for the same period in 2010, a decrease of $586,585 or 59% from the prior period, which decrease was mainly due to the recognition of stock-based compensation in 2010.

Gain on Sale of Working Interest.  During the nine months ended September 30, 2011, the Company recognized a gain of $136,827 on the sale of certain oil and gas properties, compared to a gain on oil and gas properties of $310,264 for the nine months ended September 30, 2010.

Other Income (Expenses).  We recorded interest expense of $192,365 for the nine months ended September 30, 2011 compared to $7,597 in the comparable period the prior year.  This increase was largely attributable to the cost of increased debt including the amortization of the discount on convertible notes.

Loss on Settlement of Debt. We had a loss on settlement of debt of $41,230 for the nine months ended September 30, 2011 in connection with the conversion of debt into shares of the Company’s common stock, compared to a loss on settlement of debt of $242,100 for the nine months ended September 30, 2010 in connection with the Company’s common stock issued for payment of debt.

Change in Fair Value of Derivative Liability.  We incurred an expense on the change on the fair value of derivative liabilities of $8,160 for the nine months ended September 30, 2011 in connection with the change in the fair values of derivative instruments, associated with the conversion option of promissory notes, as valued at the end of the quarter.

Net Loss.  We had a net loss of $511,620 for the nine months ended September 30, 2011, compared to a net loss of $933,740 for the nine months ended September 31, 2010, a decrease in net loss of $422,120 from the prior period.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $636, consisting solely of cash. We had total assets of $27,965 which included $636 of cash and $27,329 of net oil and gas properties.

Our total liabilities as of September 30, 2011 were $1,195,122, consisting solely of current liabilities and including $163,337 of accounts payable and accrued liabilities, $3,000 of advances from unrelated parties, relating to amounts advanced for operating expenses, which are payable on demand, $167,833 of related party payable, which represented amounts due to officers and directors of the Company, $47,943 of accrued interest payable, $634,721 of notes payable, net of discount (as further described in Note 6 and 7 to the financial statements attached hereto), $7,000 of deferred revenue and $171,358 of derivative liability.

We had negative working capital of $1,194,556 and a total accumulated deficit of $3,260,534 as of September 30, 2011.

We had net cash used in operating activities of $388,975 for the nine months ended September 30, 2011, which mainly included $511,620 of net loss, $136,827 of loss on sale of working interest and $148,003 of advances from unrelated parties, offset by $167,833 of related party payable, $144,839 of amortization of note discounts, $36,357 of non cash interest expense and $41,230 of loss on settlement of debt.

We had $141,942 of net cash provided by investment activities for the nine months ended September 30, 2011, which was mainly due to proceeds from the sale of oil and gas properties.

We had $238,499 of net cash provided by financing activities for the nine months ended September 30, 2011, which included $258,499 of proceeds from issuance of debt offset by $20,000 of repayment of long-term debt.

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

On August 23, 2011, the Company issued a convertible promissory note for $14,500 from a non-related third party bearing interest at 8% per annum.  The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on May 25, 2012.  The Company used the proceeds for working capital.  The Conversion price (the “Conversion price”) shall be the greater of (i) the Variable Conversion Price and (ii) $0.00009 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings and similar events).  The “Variable Conversion Price” is defined as 45% of the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading day period ending on the last trading day prior to the conversion date.

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

Item 3.

Defaults upon Senior Securities

In February 2011, the Company sold its working interest in the Zavadil well and in May 2011 completed the sale of its working interest in the Rozella Kiefer well. These sales each constituted a significant sale of assets and as such rendered its notes dated October 25, 2010 (in the original face amount of $63,000), December 21, 2010 (in the original face amount of $32,500) and March 7, 2011 (in the original face amount of $30,000) in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

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

SAVOY ENERGY CORPORATION

Date:	October 29, 2012

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)