Form 10-K
period 2011-12-31
Savoy Energy Corp
filed 2013-04-16
CIK 1437751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 001-34710

SAVOY ENERGY CORPORATION

(Exact name of Company as specified in its charter)

Nevada	26-0429687
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2100 West Loop South, Ste. 900
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Company’s telephone number: 713-243-8788

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.001	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes       .  No   X .

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   X .  No       .

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       .  No   X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       .  No   X .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, the end of the last business day of the registrant's most recently completed second fiscal quarter was approximately $278,431.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 202,248,586 common shares as of January 21, 2013, which number does not include 100,000,000 shares which the Company has agreed to issue to its Chief Executive Officer, Arthur Bertagnolli (as described in greater detail under “Unregistered Sales of Equity Securities” below) as the Company does not currently have sufficient authorized, but unissued shares to affect such issuance.

PART I

Item 1. Business

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

We currently hold leases on or are producing oil from the following unproven and proven developed and undeveloped wells: (a) a 49.25% undivided interest in certain lease acreage comprising 144 acres which was previously producing located in Gonzales County, Texas, (b) a 2.75% overriding royalty interest in W.L. Barnett ET AL #1 & #2 and (c) a 2.75% working interest in the Glass 59 #2 well. We will continue our workover efforts on these wells, and seek to duplicate our successful efforts with other wells. We do not operate these wells.

Our strategy is to acquire interests in existing low maintenance producing wells. Large oil companies with high overhead costs require high production rates for wells to be economically viable. Our small size and lower overhead allows profitably extraction of oil at low production rates, size and lower overhead allows profitably extraction of oil at low production rates.

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

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas, to allow the shareholder to put their interest in the properties to the Company. Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate. Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy. The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder. During the years ended December 31, 2011 and 2010, the Company paid $20,000 and $35,000, respectively, to the shareholder under the agreement, which were recorded as a return of capital to the shareholder.

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

During the year ended December 31, 2010, the Company recognized a gain of $310,264 in connection with the sale of working interests.

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

In April 2011, the Company sold a 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $20,000. The full amount was recorded as a gain on sale of working interest

.

In April 2011, the Company sold its remaining 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $20,000. The full amount was recorded as a gain on sale of working interest.

In October 2011, the Company sold a 7.5% interest in its Davis-Cornell oil and gas lease “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $32,000. The “deep rights” sold are unevaluated oil and gas properties. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended December 31, 2011, the Company recognized a gain of $32,000 on sale of assets.

In November 2011, the Company sold a 25% interest in its Davis-Cornell oil and gas lease “shallow rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $15,000. The “shallow rights” sold are unevaluated oil and gas properties. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended December 31, 2011, the Company recognized a gain of $15,000 on sale of assets.

In December 2011, the Company sold a 50% interest in its Davis-Cornell oil and gas lease “shallow rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $30,000. The “shallow rights” sold are unevaluated oil and gas properties. The Company retained its existing working interests in the Austin Chalk producing formation. During the three months ended December 31, 2011, the Company recognized a gain of $30,000 on sale of assets.

During the year ended December 31, 2011, the Company recognized a gain of $213,827 in connection with the sale of working interests.

During the year ended December 31, 2011, the Company incurred development costs on its oil and gas properties totaling $158.

Promissory Notes

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (“OIL”) for cash advances totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy. The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand. The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid. During the year ended December 31, 2010, the Company made payment reductions totaling $77,500 and issued 7,350,000 shares of common stock with a fair value of $309,600 based on the quoted market value on the grant date.

On December 22, 2011, the outstanding balance of advances from OIL of $282,500 was sold, transferred and assigned by OIL to ASL Energy Corp. (“ASL”) for the right of OIL to receive 400,000 common shares of a third party company, in which ASL holds the rights to, as consideration. As of December 31, 2011, the outstanding balance of advances from ASL was $282,500 (the “ASL OIL Notes”).

On March 22, 2010, the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum. The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500. The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $41,500 and any accrued interest was payable or convertible at a price of $0.01 per share.

During the year ended December 31, 2011, an aggregate of $17,500 of the note was converted into 4,000,000 shares of common stock, leaving a principal balance owed under the note of $24,000 as of December 31, 2011, which amount is in default.

On March 22, 2010, the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum. The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500. The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $41,500 and any accrued interest was payable or convertible at a price of $0.01 per share.

During the year ended December 31, 2011, an aggregate of $28,818 of the note was converted into 7,721,130 shares of common stock, leaving a principal balance owed under the note of $12,182 as of December 31, 2011, which amount is in default.

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

On January 12, 2011, the holder converted $10,000 face amount of the note into 1,000,000 shares of the Company’s common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant. The outstanding principal balance of the convertible promissory note at December 31, 2011 was $30,000, which amount was in default.

On October 25, 2010, Asher Enterprises, Inc., an unrelated third party (“Asher”), advanced $63,000 to the Company under the terms of a convertible promissory note. The convertible promissory note bears interest at 8% per annum and matured on July 27, 2011, at which date the $63,000 and any accrued interest was payable. During the year ended December 31, 2011, Asher converted $50,700 of the face amount of the note into 51,531,563 shares of common stock, leaving an outstanding principal balance of $12,300 at December 31, 2011, which amount is in default.

On December 21, 2010, Asher advanced $32,500 to the Company under the terms of a convertible promissory note. The convertible promissory note bears interest at 8% per annum and matured on September 23, 2011, at which date the $32,500 and any accrued interest was payable. The outstanding principal balance of $32,500 at December 31, 2011, was in default.

On March 7, 2011, Asher advanced $30,000 to the Company under the terms of a convertible promissory note. The convertible promissory note bears interest at 8% per annum and matured on December 9, 2011, at which time the $30,000 and any accrued interest was payable. The outstanding principal balance of $30,000 at December 31, 2011, was in default.

On June 22, 2011, Asher advanced $11,000 to creditors of the Company under the terms of a convertible promissory note. The convertible promissory note bears interest at 8% per annum and matures on March 26, 2012,at which time the $11,000 and any accrued interest is payable. A total of $11,000 was due under the note at December 31, 2011, which amount is currently in default.

The Company evaluated the terms of the convertible promissory notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be treated as a derivative.

On August 23, 2011, Asher advanced $14,000 to creditors of the Company and $500 to the Company under the terms of a convertible promissory note, which note bears interest at 8% per annum. The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on May 25, 2012. The Company used the proceeds for working capital. The outstanding balance of this note as of December 31, 2011 was $14,500.

The convertible promissory notes (as amended in connection with the October 2010, December 2010 and March 2011 notes and as originally agreed to in connection with the June 2011 and August 2011 notes), have a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The amount of the convertible promissory note that can be converted at any time is limited to the number of authorized shares of the Company less the amount of issued and outstanding shares immediately prior to the conversion. The Company is required at all times to have authorized and reserved shares equal to between three and five times the number of shares that are actually issuable upon full conversion of the convertible promissory notes. The convertible promissory notes also include a provision limiting Asher’s ability to convert any of the notes into shares of the Company’s common stock if upon such conversion Asher would hold more than 4.99% of the Company’s outstanding shares of common stock, provided that Asher can waive such conversion limitation with at least 61 days’ notice to the Company.

In November 2009, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered the notes in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On September 9, 2011, we entered into a Promissory Note in the amount of $96,499 with Arthur Bertagnolli, the Chief Executive Officer and Director of the Company to evidence amounts previously owed to Mr. Bertagnolli (the “Bertagnolli Note”). The Bertagnolli Note bears interest at the rate of 8% per annum and is payable on demand. Any amounts not paid when due bear interest at the rate of 15% per annum until paid in full. During the year ended December 31, 2011, the Company made repayments totaling $20,000. During the three months ended March 31, 2012, the Company expensed an additional $45,000 of officer’s salary to Bertagnolli, reclassed $45,000 from accrued officer’s salary and increased the Bertagnolli Note by $90,000. The resulting amount owed to Mr. Bertagnolli by the Company was $166,499.

Additionally, on September 9, 2011, the Company entered into a Management Services Agreement with ASL Energy Corp. (““ASL” and the “Management Agreement”), pursuant to which ASL agreed to provide the Company oil and gas related management and consulting services. The Management Agreement has a term of 90 days and automatically renews thereafter on a month-to-month basis unless terminated by either party with 30 days prior written notice. We agreed to pay ASL a one-time signing bonus of $100,000 pursuant to the terms of the Management Agreement (the “Bonus”), due at the time the parties entered into the agreement; that ASL would earn an additional $100,000 bonus in the event that (a) the Company adopted an asset purchase agreement, share exchange agreement, plan of merger or consolidation, pursuant to which the Company’s shareholders held less than 50% of the voting stock of the resulting entity post transaction, (b) the Board of Directors’ approved the sale of substantially all of the assets of the Company, or (c) voting control of the Company was acquired by any person other than the current control person of the Company ((a) through (c), a “Restructuring”); that ASL would be paid a bonus of $0.20 for every $1.00 of reduction of liabilities (including contingent liabilities) of the Company that ASL is able to affect during the term of the Management Agreement; and to issue ASL 1% of the Company’s fully-diluted shares of common stock following any Restructuring. The Company also agreed to indemnify ASL against any liability it may have in connection with the services rendered by ASL pursuant to the Management Agreement or the Company in general and to pay ASL liquidated damages of $50,000 in addition to such indemnification, in the event that ASL becomes party to any claim as a result of the services provided under the Management Agreement or the Company in general.

The Company also entered into a Convertible Promissory Note in favor of ASL in the amount of $105,000, which evidenced the Bonus and $5,000 of expenses previously incurred by ASL in contemplation of the Management Agreement (the “Convertible Note”). The Convertible Note is payable on demand, accrues interest at the rate of 8% per annum (15% in the event of a default) and is convertible, together with accrued and unpaid interest thereon, at the option of ASL, into shares of the Company’s common stock at a conversion price of $0.002 per share. The Convertible Note includes a provision which prohibits ASL from converting the Convertible Note into shares of the Company’s stock if ASL would own more than 4.99% of the Company’s common stock following such conversion, subject to ASL’s ability to waive such limitation with 61 days prior written notice to the Company. In the event the Company desires to repay the Convertible Note, it is required to provide ASL at least 30 days prior written notice. Any amounts owed under the Management Agreement which are not paid within thirty (30) days of the date they are due as provided therein are automatically added to the principal amount of the Convertible Note. Effective November 28, 2011, the Company agreed to amend the aforementioned note to increase the principal amount to $109,750 (which was the outstanding principal balance of the promissory note at December 31, 2011) . Subsequent to December 31, 2011, the principal amount of the note was decreased to $89,270 as a result of the April 2012 conversion by ASL of $15,730 of the amount owed under the note into 7,864,865 shares of the Company’s common stock.

In connection with the Company’s entry into the Convertible Note the Company entered into a Security Agreement with ASL and provided ASL a first priority security interest in all of the Company’s assets to secure the repayment of the Convertible Note.

In March 2012, Mr. Bertagnolli sold all of his right to $135,000 of the Bertagnolli Note described above (retaining rights to $30,000 of the note) to CareBourn Partners, LLC (“CareBourn”) in a private transaction, ASL sold all rights it had to the ASL OIL Notes described above to CareBourn in a private transaction and ASL sold all rights it had to the $65,000 of the amount remaining under the Convertible Note described above in the original principal amount of $105,000 (retaining $24,270 of the amount owed under the note) to CareBourn in a private transaction.

Series A Preferred Stock

Effective December 5, 2011, the Board of Directors approved the filing of a Certificate of Designations establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).

The Designation allows the Board of Directors in its sole discretion to issue up to 1,000 shares of Series A Preferred Stock, which Series A Preferred Stock Shares were issued Mr. Bertagnolli on December 5, 2011, which have the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote. The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”). Additionally, the Company cannot adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Designation, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock; however, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

As a result of the issuance of the Series A Preferred Stock Shares to Mr. Bertagnolli, Mr. Bertagnolli obtained voting rights over the Company’s outstanding voting stock on December 5, 2011, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Bertagnolli will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Bertagnolli may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Bertagnolli as an officer or Director of the Company due to the Super Majority Voting Rights.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider the following risk factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in our common stock. The following factors affect our business and the industry in which we operate. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or which we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected, the market price of our common stock could decline and you could lose all or part of your investment.

GENERAL RISKS RELATING TO OUR COMPANY

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We generate only minimal revenues and we continue to experience operating losses. As of December 31, 2011 we have a working capital deficit of $1,092,042 and an accumulated deficit of $3,168,077. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur substantial losses in future periods.  There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

It is uncertain when we will have sufficient cash on hand, operating income or cash flow from operations sufficient to sustain our operations. We may be forced to file for bankruptcy protection and/or to cease filing reports with the SEC in the future. Alternatively, we may undertake a merger or combination transaction in the future.

As of March 31, 2012, our cash balance was approximately $167. For the past several years we have been funded by way of loans received from related parties and unrelated third parties, which totaled approximately $865,736 as of December 31, 2011, the majority of which was in default. We have to generate more revenues and/or funding to avoid running out of cash and to pay our outstanding liabilities. Furthermore, operations will require additional funding. If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock. In the event the Company is unable to raise additional funds moving forward, the Company could be forced to abandon its current business activities, sell a substantial portion of its assets and/or the Company could be forced to seek bankruptcy protection. As a result of the above, the Company has recently retained a bankruptcy attorney to advise the Company regarding its rights in bankruptcy and its potential filing for bankruptcy protection. In addition, the Company may file a Form 15 with the Securities and Exchange Commission which would result in the suspension of the Company’s filing obligations with the SEC and the Company ceasing to make periodic and current report filings with the SEC. As a result, there may not be publicly available information regarding the Company, its operations and results of operations moving forward, and the Company’s securities may be ineligible to be sold pursuant to Rule 144, which could cause the value of the Company’s securities to decline in value or become worthless. In the event that the Company were to cease its business operations or file for bankruptcy protection, the Company would likely cease its filings with the Securities and Exchange Commission, the Company’s stock would likely trade on the OTC Pinks market and would likely have less liquidity on such market and any investment in the Company would likely become worthless.

In addition to potentially ceasing its filings with the Securities and Exchange Commission and/or seeking bankruptcy protection, the Company is also considering potential acquisition or merger opportunities. If we enter into a merger and/or acquisition with a separate company or companies in the future, it may result in our business focus or majority shareholders changing and substantial numbers of new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus or our business focus could be changed in connection with the transaction and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. As described below, due to the issuance of the Series A Preferred Stock, Mr. Bertagnolli, voting alone, has the right to approve a merger, acquisition or the sale of all of our assets and operations without the need for further shareholder approval.

We owe approximately $865,736 to third parties and related parties, which funds we do not currently have, the repayment of which certain of the debt is secured by a security interest over substantially all of our assets.

As of December 31, 2011 we owed approximately $865,736 to various third parties and related parties. A portion of this debt is secured by a security interest in substantially all of our assets. As such, Savoy will need to raise or generate additional funding in the future to repay the approximately $865,736 due to third parties and related parties. If Savoy is unable to raise or generate sufficient funding to repay the amount due, or Savoy is deemed in default of the notes (the majority of which notes area already in default), certain of the debt holders have the right to enforce their security interests and take control of substantially all of Savoy's assets and Savoy could be forced to curtail or abandon its business plan, which could cause any investment in Savoy to become worthless.

We may not be able to operate profitably in the near future, if at all.

We will face all of the challenges of a smaller microcap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that, because of these factors and other general business risks noted throughout these “Risk Factors,” we may, in particular, not be able to profitably execute our plan of operation.

Shareholders may be diluted significantly through our efforts to obtain financing, satisfy obligations and/or complete acquisitions through the issuance of additional shares of our common stock or other securities.

We have no committed source of financing. We may seek to use non-cash consideration to satisfy our obligations, including restricted shares of our common stock or other securities. Additionally, we may make acquisitions using our common stock or other securities as a means of payment for such acquisitions. Our Board of Directors has the authority, without action or vote of our shareholders (other than, where applicable, the approval of the holders of our preferred stock shareholders), to issue all or part of our authorized but unissued shares of common stock and preferred stock with various preferences and other rights. These actions may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of our common stock.

We will need additional capital to conduct our operations and fund our business and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funds through public or private debt or equity financing or other various means to fund our business or operations. Adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt securities due to our high leverage and due to restrictive covenants contained in our senior debt, which may restrict our ability to expend or raise capital in the future. If outside funding is unavailable and we are unable to generate sufficient revenue from new business arrangements, we will be unable to continue in our current form and will be forced to restructure or seek creditor protection. If this were to happen, our results of operations and the value of our securities would be adversely affected.

Investors Face A Risk That The Company Will Enter Into A Transaction That Results In Substantial Dilution To Our Existing Shareholders And/or A New Operating Business Of The Company In The Future.

In the future our management may determine that it is in our best interests to enter into an acquisition or merger transaction with separate companies or individuals, which may result in our majority shareholders changing and/or substantial numbers of new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. Additionally, any acquisition or merger transaction will likely result in a change of our business focus and we can make no assurances that our management will be able to properly manage our direction or that such change in business focus will be successful. If we do enter into a merger or acquisition transaction in the future, and our management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any acquisition or merger transactions to date.

We have a limited operating history, which makes it difficult to evaluate our business performance.

Because we have a limited operating history, there is little historical financial data upon which to evaluate our business performance. You should consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in a rapidly evolving market. These risks and difficulties include our ability to meet our debt service and capital obligations. Our business strategy may not be successful or may not successfully address any of these risks or difficulties and we may not be able to generate future revenues.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The current administration has proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to: (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law. The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development activities undertaken by the Company, and any such changes could negatively affect our financial condition and results of operations.

The Success Of The Company Depends Heavily On Arthur Bertagnolli, our sole officer and Director.

The success of the Company will depend on the ability of Arthur Bertagnolli, our sole officer and Director. The loss of Mr. Bertagnolli will have a material adverse effect on the business, results of operations and financial condition of the Company. In addition, the loss of Mr. Bertagnolli may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business. Further, we may not be able to find a suitable replacement for Mr. Bertagnolli, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless. On July 27, 2010, the Company entered into an Employment Agreement with Mr. Bertagnolli to serve as the Company’s President and Chief Executive Officer. The Agreement, which replaces and supersedes a prior Employment Agreement, is effective as of June 1, 2010, has a term of two (2) years from the effective date and is automatically renewed for additional terms of one year each thereafter, which employment agreement has automatically renewed for the period from June 1, 2012 to June 1, 2013. It provides for a base salary of $15,000 per month together with certain perquisites and annual grants of employee stock options at the discretion of the Company’s board of directors. A copy of the Agreement is attached as Exhibit 10.1 to the Company’s Form 8-K/A Current Report filed on August 16, 2010.

Arthur Bertagnolli Exercises Majority Voting Control Over The Company And Therefore Will Exercise Control Over Corporate Decisions Including The Appointment Of New Directors.

Arthur Bertagnolli can vote 1,000 shares of our outstanding Series A Preferred Stock. The Series A Preferred Stock, voting separately as a class is entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”). Mr. Bertagnolli therefore exercises control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Bertagnolli from the Board of Directors, which will mean Mr. Bertagnolli will have significant say in determining who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

Because our common stock is considered a “penny stock,” certain rules may impede the development of increased trading activity and could affect the liquidity for stockholders. “penny stock,” certain rules may impede the development of increased trading activity and could affect the liquidity for stockholders.

Our common stock is subject to the SEC “penny stock rules.” These rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities, and, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. In addition, the penny-stock rules could have an adverse effect on our ability to raise capital in the future from offerings of our common stock. On July 7, 2005, the SEC approved amendments to the penny stock rules. The amendments provide that broker-dealers are required to enhance their disclosure schedule to investors who purchase penny stocks, and that those investors have an explicit “cooling-off period” to rescind the transaction. These amendments could place further constraints on broker-dealers’ ability to sell our securities.

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures. Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Compliance with Section 404 of the Sarbanes-Oxley Act will continue to strain our limited financial and management resources.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

The market price of our common stock historically has been volatile.

The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in the industries in we are engaged. Our common stock is traded on the pink sheet trading market under the symbol “SNVP.” In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

We currently have a sporadic, illiquid, volatile market for our common stock, and the market for our common stock may remain sporadic, illiquid, and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

• actual or anticipated variations in our results of operations;

• our ability or inability to generate revenues;

• the number of shares in our public float;

• increased competition; and

• conditions and trends in the market for oil and gas.

Furthermore, because our common stock is traded on the pink sheet trading market, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in our Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies.

RISKS RELATED TO SAVOY’S OIL AND GAS PROPERTIES

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

Crude oil and natural gas development, production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our planned future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

• unexpected drilling conditions;

• pressure or irregularities in formations;

• equipment failures or accidents;

• inability to obtain leases on economic terms, where applicable;

• adverse weather conditions and natural disasters;

• compliance with governmental requirements; and

• shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Our future drilling activities, if any, may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. The drilling and results for our future prospects may be particularly uncertain. We cannot assure you that our future projects, if any, can be successfully developed or that the wells will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our future revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, will be substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that our properties can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

• worldwide and domestic supplies of crude oil and natural gas;

• the level of consumer product demand;

• weather conditions and natural disasters;

• domestic and foreign governmental regulations;

• the price and availability of alternative fuels;

• political instability or armed conflict in oil producing regions;

• the price and level of foreign imports; and

• overall domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and/or leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance obtained by us in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

Because of the speculative nature of oil and gas exploration and development, there is substantial risk that we will not find any commercially exploitable oil or gas and that our business will fail.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that we will be able to obtain rights to additional producing properties in the future and/or that any properties we obtain rights to will contain commercially exploitable quantities of oil and/or gas. Future exploration and development expenditures made by us, if any, may not result in the discovery of commercial quantities of oil and/or gas in any future properties we may acquire the rights to, and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, the value of our securities may decline in value.

The market for oil and gas is intensely competitive, and as such, competitive pressures could force us to abandon or curtail our business plan.

The market for oil and gas exploration and production services is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are currently competing with us for oil and gas opportunities. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas, but are manufactured from renewable resources. As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause the value of our securities to decline in value or become worthless.

We may incur certain costs to comply with government regulations, particularly regulations relating to environmental protection and safety in the future.

Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels, as well as by governments and regulatory agencies, and are subject to interruption or termination by governmental and regulatory authorities based on environmental or other considerations. Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, safety and other regulations. Further, the regulatory environment in the oil and gas industry could change in ways that we cannot predict and that might substantially increase our costs of compliance and, in turn, materially and adversely affect our business, results of operations and financial condition.

Specifically, as an owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment. These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Moreover, we are subject to the United States (U.S.) Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions. Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, we are also aware of legislation proposed by U.S. lawmakers to reduce GHG emissions.

Additionally, there have been various proposals to regulate hydraulic fracturing at the federal level. Currently, the regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements (such as the reporting and public disclosure of the chemical additives used in the fracturing process) and in additional operating restrictions. In addition to the possible federal regulation of hydraulic fracturing, some states and local governments have considered imposing various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells, testing of nearby water wells, restrictions on the access to and usage of water and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Such federal and state permitting and disclosure requirements and operating restrictions and conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

We will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas where we operate to determine the impact on our operations and take appropriate actions, where necessary. We are unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our corporate office at 2100 West Loop South, Ste. 900, Houston, Texas 77027. The lease provides for us to pay $1,300 per month and expired on April 30, 2012.

We have no materially important physical properties.

The Company does not have any oil or natural gas reserves.

Item 3. Legal Proceedings

Panos Industries, LLC v. Savoy Energy Corporation, et. al., District Court, Clark County, Nevada Case # A-10-612340-C.

On March 19, 2010, this action was filed in the above-entitled Court seeking damages “…in excess of $50,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company. The Company filed an answer to the complaint denying the allegations stated therein and a Counterclaim against the Plaintiff. On January 19, 2012, the parties mutually agreed to dismiss the suit.

Item 4. Mine Safety Disclosures

Not applicable.

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

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	0.003	0.0004
September 30, 2011	0.006	0.0016
June 30, 2011	0.010	0.0015
March 31, 2011	0.025	0.0041

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	0.075	0.03
September 30, 2010	0.04	0.02
June 30, 2010	0.02	0.01
March 31, 2010	0.04	0.01

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

Holders of Our Common Stock

As of January 21, 2013, we had 202,248,656 shares of our common stock issued and outstanding, held by approximately 16 shareholders of record.

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

Recent Sales of Unregistered Securities

On September 14, 2011, the Company’ Board of Directors approved the issuance to Mr. Bertagnolli of 100,000,000 shares of  the Company’s restricted common stock in consideration for services rendered to the Company by Mr. Bertagnolli as the Company’s Chief Executive Officer, provided that such shares have not been issued to date or reflected as issued or outstanding throughout this report as the Company does not have sufficient authorized but unissued or reserved shares available for such issuance.

Effective December 5, 2011, the Board of Directors of the Company approved the issuance of 1,000 shares of Series A Preferred Stock to Mr. Bertagnolli in consideration for services rendered to the Company, valued at $1,000, and continuing to work for the Company without receiving payment for services and without being issued the 100,000,000 shares of common stock which the Board of Directors approved the issuance of to Mr. Bertagnolli in September 2011, as the Company does not have sufficient authorized but unissued shares of common stock to allow for such issuance.

During the year ended December 31, 2011, Asher converted $50,700 of its outstanding convertible promissory notes and $2,520 of accrued and unpaid interest into an aggregate of 51,531,563 shares of the Company’s common stock.

During the year ended December 31, 2012, Asher converted $17,300 of its outstanding convertible promissory notes into an aggregate of 37,075,578 shares of the Company’s common stock.

In May 2012, and effective in April 2012, ASL converted an aggregate of $15,730 owed under its $105,000 promissory note into 7,864,865 shares of the Company’s common stock.

During the year ended December 31, 2012, CareBourn converted $19,873 of the amount owed under the ASL OIL Notes into 29,309,450 shares of the Company’s common stock.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”)for the above conversions, as the securities were exchanged by the Company with its existing security holder exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and exemption from registration afforded by Section 4(2) of the Act for the foregoing issuances, as the issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer (where appropriate), and the recipient had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuance and the Company paid no underwriting discounts or commissions.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

Overview

We are in the business of re-entering, re-completing, extracting oil, and selling oil from previously undeveloped and drilled wells in the United States. Our plan of operations is to economically extract a significant amount of the “left-behind” oil from previously drilled sites.

We currently hold leases on or are producing oil from the following unproven and proven developed and undeveloped wells: (a) a 49.25% undivided interest in certain lease acreage comprising 144 acres which was previously producing located in Gonzales County, Texas, (b) a 2.75% overriding royalty interest in W.L. Barnett ET AL #1 & #2 and (c) a 2.75% working interest in the Glass 59 #2 well. We will continue our workover efforts on these wells, and seek to duplicate our successful efforts with other wells. We do not operate these wells.

Our strategy is to acquire interests in existing low maintenance producing wells. Large oil companies with high overhead costs require high production rates for wells to be economically viable. Our small size and lower overhead allows profitably extraction of oil at low production rates.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Revenues. Our total revenue reported for the year ended December 31, 2011 was $14,056 compared to $56,461 in the comparable period for the prior year, a decrease of $42,405 or 75% from the prior period. The decrease was due to the sale of various of the Company’s interests.

Lease Operating Expenses. The lease operating expenses for the year ended December 31, 2011 were $12,130, compared to $37,403 in the comparable period of the prior year, a decrease of $25,273 or 67% from the prior period. The decrease was due to the sale of various of the Company’s interests.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2011 were $525,055 compared to $1,287,698 for the same period in 2010, a decrease of $762,643 or 59% from the prior period, which was mainly due to the recognition of stock-based compensation in 2010, which was not as significant in 2011.

Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment for the year ended December 31, 2011 was $65 compared to $2,763 in the comparable period the prior year. The decrease was due to the sale of various of the Company’s interests.

Loss on Sale of Working Interest. During the year ended December 31, 2011, the Company recognized a gain of $213,827 on the sale of certain oil and gas properties, compared to a gain on the sale of oil and gas properties of $310,264 for the year ended December 31, 2010.

Other Income (Expenses). We recorded interest expense of $217,939 for the year ended December 31, 2011 compared to $32,536 in the comparable period the prior year. This increase was largely attributable to increases in our interest bearing debt during the year ended December 31, 2011 and the related derivative instrument, as described in greater detail above under “Promissory Notes”.

Loss on Settlement of Debt. We had a loss on settlement of debt of $9,758 for the year ended December 31, 2011 in connection with the conversion of debt into shares of the Company’s common stock, compared to a loss on settlement of debt of $185,433 for the year ended December 31, 2010 in connection with shares of the Company’s common stock issued for payment of debt.

Net Loss. We had a net loss of $419,164 for the year ended December 31, 2011, compared to a net loss of $1,166,921 for the year ended December 31, 2010, a decrease in net loss of $747,757 or 64% from the prior period.

Liquidity and Capital Resources

As of December 31, 2011, we had total assets of $45,480 as of December 31, 2011, which included current assets of $18,151, consisting of cash of $8,151 and prepaids and other current assets of $10,000, and oil and gas properties, net of $27,329.

Our total liabilities of $1,110,193 as of December 31, 2011, which were solely current liabilities, included $68,441 of accounts payable and accrued liabilities, $154,003 of advances from unrelated parties, $18,430 of related party payable, $54,667 of accrued liabilities related party, $57,572 of accrued interest payable, $547,886 of notes payable, net of debt discount of $11,346, $76,499 of related party note payable, $7,000 of deferred revenue and $125,695 of derivative liability. Notes payable are described in greater detail above under “Notes Payable”.

We had negative working capital of $1,092,042 and a total accumulated deficit of $3,168,077 as of December 31, 2011.

We had net cash used in operating activities of $256,891 for the year ended December 31, 2011, which mainly included $419,164 of net loss, $213,827 of gain on sale of working interest, $108,505 of gain on extinguishment of debt, offset by $112,750 of notes payable issued for services, $123,384 of amortization of debt discount and other non-cash interest expenses of $37,500 of beneficial conversion features, and $36,357 of derivative liability expenses, and $174,786 of accounts payable and accrued liabilities.

We had $218,942 of net cash provided by investment activities for the year ended December 31, 2011, which was mainly due to proceeds from the sale of oil and gas properties.

We had $36,930 of net cash provided by financing activities for the year ended December 31, 2011, which included $82,430 of proceeds from issuance of debt and advances received offset by $45,500 of repayment of debt and advances.

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

The Company believes that moving forward it may be unable to pay its debts as they become due. Currently, the Company is dependent on funding from third-parties (including the amount loaned by ASL) to support its ongoing operations. There can be no assurance that sufficient funds will continue to be available to the Company on favorable terms, if at all, to enable the Company to continue its business operations, maintain its Securities and Exchange Commission filings and pay its debts as they become due. As of the date of this report, the Company is in default of approximately $635,000 in notes payable and as of December 31, 2011, the Company had negative working capital of $1,092,042 and a total accumulated deficit of $3,168,077.

Additionally, as of the date of this filing, the Company has been threatened with litigation from certain of its creditors, and does not currently have sufficient funding or resources to defend itself against creditor claims or allegations.

In the event the Company is unable to raise additional funds moving forward, the Company could be forced to abandon its current business activities, sell a substantial portion of its assets and/or the Company could be forced to seek bankruptcy protection. As a result of the above, the Company has recently retained a bankruptcy attorney to advise the Company regarding its rights in bankruptcy and its potential filing for bankruptcy protection. In addition, the Company may file a Form 15 with the Securities and Exchange Commission which would result in the suspension of the Company’s filing obligations with the SEC and the Company ceasing to make periodic and current report filings with the SEC. As a result, there may not be publicly available information regarding the Company, its operations and results of operations moving forward, and the Company’s securities may be ineligible to be sold pursuant to Rule 144, which could cause the value of the Company’s securities to decline in value or become worthless.

In the event that the Company were to cease its business operations or file for bankruptcy protection, the Company would likely cease its filings with the Securities and Exchange Commission, the Company’s stock would likely trade on the OTC Pinks market and would likely have less liquidity on such market and any investment in the Company would likely become worthless.

In addition to potentially ceasing its filings with the Securities and Exchange Commission and/or seeking bankruptcy protection, the Company is also considering potential acquisition or merger opportunities. If we enter into a merger and/or acquisition with a separate company or companies in the future, it may result in our business focus or majority shareholders changing and substantial numbers of new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus or our business focus could be changed in connection with the transaction and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition transaction, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. As described above, due to the issuance of the Series A Preferred Stock, Mr. Bertagnolli, voting alone, has the right to approve a merger, acquisition or the sale of all of our assets and operations without the need for further shareholder approval.

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

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Defaults upon Senior Securities

In November 2009, the Company sold its working interest in the Zavadil well and 50% of its working interest in the Rozella Kiefer well. This constituted a significant sale of assets and as such rendered its notes dated October 25, 2010 (in the amount of $37,500), December 21, 2010 (in the original face amount of $32,500) and March 7, 2011 (in the original face amount of $30,000) in default. As a result of the default, no demand for repayment has been made; however, the lender can exercise its conversion rights.

On March 22, 2010, the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum. The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500. The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $41,500 and any accrued interest was payable or convertible at a price of $0.01 per share. During the year ended December 31, 2011, an aggregate of $17,500 of the note was converted into 4,000,000 shares of common stock, leaving a principal balance owed under the note of $24,000 as of December 31, 2011, which amount is in default.

On March 22, 2010, the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum. The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500. The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $41,500 and any accrued interest was payable or convertible at a price of $0.01 per share. During the year ended December 31, 2011, an aggregate of $28,818 of the note was converted into 7,721,130 shares of common stock, leaving a principal balance owed under the note of $12,182 as of December 31, 2011, which amount is in default.

On April 21, 2010, the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum. The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature. The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $40,000 and any accrued interest was payable or convertible at a price of $0.01 per share. On January 12, 2011, the holder converted $10,000 face amount of the note into 1,000,000 shares of the Company’s common stock valued at $14,000, based on fair market value using quoted market prices on the date of grant. The outstanding principal balance of the convertible promissory note at December 31, 2011 was $30,000, which amount was in default.

On April 10, 2011, the two promissory notes dated March 22, 2011, each in the original face amount of $40,000 and the promissory note dated April 21, 2010 in the original face amount of $40,000 went into default as a result of the Company’s non-payment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2011, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

•

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

Management, including our chief executive officer, also acting as chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2011, our principal officers identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Each material weakness is discussed below.

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

These material weaknesses led to the restatement of our consolidated financial results for previously issued 2008 and 2007 financial statements that were included in the Annual Report on Form 10-K for fiscal year ended 2008. As a result of the material weaknesses described above, our management has determined that, as of December 31, 2011, we did not maintain effective internal control over financial reporting based on the COSO criteria.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2011, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of December 31, 2011 and their then positions.

Name	Age	Office(s) Held
Arthur Bertagnolli	64	President, Chief Executive Officer, Chief Financial Officer and Director

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

Employment Agreements

On July 27, 2010, the Company entered into an Employment Agreement with Mr. Bertagnolli to serve as the Company’s President and Chief Executive Officer. The Agreement, which replaces and supersedes a prior Employment Agreement, is effective as of June 1, 2010, has a term of two (2) years from the effective date and is automatically renewed for additional terms of one year each thereafter, which employment agreement has automatically renewed for the period from June 1, 2012 to June 1, 2013. It provides for a base salary of $15,000 per month together with certain perquisites and annual grants of employee stock options at the discretion of the Company’s board of directors. A copy of the Agreement is attached as Exhibit 10.1 to the Company’s Form 8-K/A Current Report filed on August 16, 2010.

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

Code of Ethics

As of December 31, 2011, we have not adopted a Code of Ethics.

Board of Directors Meetings

The Company had four official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2011. Each member of the Company’s Board of Directors is encouraged, but not required to attend shareholder meetings.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

None of our Directors, officers and greater than ten percent shareholders have complied with the applicable filing requirements of Section 16(a) to date. This includes our current sole officer and Director, Arthur Bertagnolli, and our former Directors, William F. Howell, Raymond F. Crabbe, Charles J. Jacobus and Donald C. Rusk.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2011 and 2010.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)

Arthur Bertagnolli,
President, CEO, CFO, and Director	2011	180,000	0	1,000	0	0	181,000

	2010	149,972	0	286,500	0	0	436,472

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards and Option Awards in the table above were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1) Represents the value attributed to the 1,000 shares of the Company’s Series A Preferred Stock.

Narrative Disclosure to the Summary Compensation Table

We currently compensate our officers and we reserve the right to provide compensation in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2011, nor have we granted any equity awards since December 31, 2011.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2011.

DIRECTOR COMPENSATION
	Fees Earned			Non-Equity	Non-Qualified
	Or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(2)	($)	($)	($)	($)
Arthur Bertagnolli (1)	-	-	-	-	-	-	-
William F. Howell (3)	-	-	-	-	-	-	-
Raymond F. Crabbe (3)	-	-	-	-	-	-	-
Charles J. Jacobus (3)	-	-	-	-	-	-	-
Donald C. Rusk (3)	-	-	-	-	-	-	-

(1) Mr. Bertagnolli did not receive any compensation separate from the consideration he received as an officer of the Company for the year ended December 31, 2011 in consideration for his service to the Board as a Director of the Company.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) Resigned effective December 5, 2011.

Narrative Disclosure to the Director Compensation Table

At this time, we pay our directors only stock compensation. We do not pay any cash compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Stock Option Plans

We did not have a stock option plan in place as of December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of January 21, 2013, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 202,248,656 shares of common stock and 1,000 shares of Series A Preferred Stock issued and outstanding as of January 21, 2013. Addresses for all of the individuals listed in the table below unless otherwise stated are c/o Savoy Energy Corporation, 2100 West Loop South, Ste. 900, Houston, Texas  77027.

Name	Class	Beneficial	Percentage	Percentage of
	of Stock	Ownership	of Class	Total Voting Shares
Arthur Bertagnolli	Common	18,400,000	9.1%
	Series A Preferred	1,000	100%	55.5% (1)

Directors and Officers
Total (one person)	Common	18,400,000	9.1%
	Series A Preferred	1,000	100%	55.5% (1)

5% Shareholders

None.

(1) The Series A Preferred Stock has the right, voting as a class, to vote 51% of the vote on any and all shareholder matters. As such, based on 202,248,656 voting shares issued and outstanding, the Series A Preferred Stock has the right to vote 210,503,630 voting shares, based on a total of 412,752,216 shares eligible to vote. Does not include 100,000,000 shares of common stock which the Company has agreed to issue to Mr. Bertagnolli, which shares have not been issued to date as the Company does not have sufficient authorized but unissued shares of common stock to allow for such issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided below, none of our Director(s) or executive officers, nor any proposed nominee for election as a Director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

On September 9, 2011, we entered into a Promissory Note in the amount of $96,499 with Arthur Bertagnolli, the Chief Executive Officer and Director of the Company to evidence amounts previously loaned to the Company by Mr. Bertagnolli (the “Bertagnolli Note”). The Bertagnolli Note bears interest at the rate of 8% per annum and is payable on demand. Any amounts not paid when due bear interest at the rate of 15% per annum until paid in full.

Effective December 5, 2011, Charles J. Jacobus, Raymond A. Crabbe, Donald C. Rusk, and William F. Howell, resigned as Directors of the Company (the “Resignations”). As a result of the Resignations, Mr. Bertagnolli is the sole officer and Director of the Company.

Effective December 5, 2011, the Board of Directors approved the filing of a Certificate of Designations establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation” and the “Series A Preferred Stock”).

The Designation allows the Board of Directors in its sole discretion to issue up to 1,000 shares of Series A Preferred Stock, which Series A Preferred Stock Shares were issued Mr. Bertagnolli on December 5, 2011, which have the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote. The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”). Additionally, the Company cannot adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Designation, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock; however, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

As a result of the issuance of the Series A Preferred Stock Shares to Mr. Bertagnolli, Mr. Bertagnolli obtained voting rights over the Company’s outstanding voting stock on December 5, 2011, which provide him the right to vote up to 51% of the total voting shares able to vote on any and all shareholder matters. As a result, Mr. Bertagnolli will exercise majority control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Bertagnolli may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, it may be impossible for shareholders to remove Mr. Bertagnolli as an officer or Director of the Company due to the Super Majority Voting Rights.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Director(s) and significant stockholders. However, all of the transactions described above were approved and ratified by our Director(s). In connection with the approval of the transactions described above, our Director(s) took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors. On a moving forward basis, our sole Director will continue to approve any related party transaction based on the criteria set forth above.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the
Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$ 39,100	$ 4,500	$ 0	$ 0
2010	$ 45,000	$ 1,000	$ 0	$ 0

PART IV

Item 15. Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-

Reports of Independent Registered Public Accounting Firms

F-1

Consolidated Balance Sheets as of December 31, 2011 and 2010;

F-2

Consolidated Statements of Operations for the years ended December 31, 2011 and December 31, 2010;

F-3

Consolidated Statements of Changes in Stockholders ’ Deficit for the years ended December 31, 2011 and December 31, 2010;

F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31,   2010;

F-5

Notes to Consolidated Financial Statements

Exhibit Number	Description

2.1(2)	Agreement of Merger and Plan of Merger
2.2(2)	Stock Purchase Agreement
3.1(1)	Articles of Incorporation
3.2*	Series A Preferred Stock Designation
3.3(1)	Bylaws
10.1(2)	Employment Agreement
10.2(2)	Non-Competition and Solicitation Agreement
10.3(4)	Promissory Note with Arthur Bertagnolli
10.4(4)	Management Services Agreement -ASL Energy Corp.
10.5(4)	Convertible Promissory Note – ASL Energy Corp.
10.6(4)	Security Agreement – ASL Energy Corp.
10.7(5)	First Addendum to Convertible Promissory Note – ASL Energy Corp.
16.1(3)	Letter from GPH CPAs PC
21.1*	Subsidiaries
31*	Certification of Principal Executive Officer and Principal Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial/Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)

Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed with the Commission on June 26, 2008, and incorporated herein by reference.

(2)

Filed as an exhibit to the Company’s current report on Form 8-K, filed with the Commission on April 6, 2009, and incorporated herein by reference.

(3)

Filed as an exhibit to the Company’s current report on Form 8-K, filed with the Commission on August 12, 2011, and incorporated herein by reference.

(4)

Filed as an exhibit to the Company’s current report on Form 8-K, filed with the Commission on September 16, 2011, and incorporated herein by reference.

(5)

Filed as an exhibit to the Company’s current report on Form 8-K, filed with the Commission on December 14, 2012, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Savoy Energy Corporation

By:

/s/ Arthur Bertagnolli

Arthur Bertagnolli

President, Secretary, Treasurer, CEO, CFO and Director

(Principal Executive Officer and Principal Financial/Accounting Officer)

April 15, 2013

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

By:

/s/ Arthur Bertagnolli

Arthur Bertagnolli

President, Secretary, Treasurer, CEO, CFO and Director

(Principal Executive Officer and Principal Financial/Accounting Officer)

April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Savoy Energy Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheet of Savoy Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a working capital deficit, has generated limited revenues and has an accumulated deficit, which raises substantial doubt about their ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, these financial statements have been restated to correct for certain errors related to the Company’s accounting for its derivatives and general and administrative expenses.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 8, 2011, except for the effects of the restatement discussed in Note 1 which is October 5, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Savoy Energy Corporation

We have audited the accompanying balance sheet of Savoy Energy Corporation as of December 31, 2011, and the related statements of income, stockholders’ deficiency, and cash flows for the year then ended. Savoy Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savoy Energy Corporation as of December 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

June 18, 2012 except as to Note 15, whose date is February 25, 2013

SAVOY ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,151	$9,170
Prepaid and other current assets	10,000	-
Total current assets	18,151	9,170

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	677,678	718,630
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(653,576)
Oil and gas properties, net	27,329	65,054

TOTAL ASSETS	$45,480	$74,224

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68,441	$198,004
Accrued liabilities, related party	54,667	-
Advances from unrelated parties	154,003	151,003
Advances from related party	18,430	-
Accrued interest payable	57,572	36,774
Notes payable (net of debt discount of $11,346 and $79,130, respectively)	547,886	438,870
Note payable, related party	76,499	-
Deferred revenue	7,000	-
Derivative liability	125,695	93,628
Total current liabilities	1,110,193	918,279

LONG-TERM LIABILITIES
Asset retirement obligations	-	8,555
TOTAL LIABILITIES	1,110,193	926,834

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized, 1,000 and no shares issued and outstanding at December 31, 2011 and 2010, respectively
	1	-
Common stock, $.001 par value; 300,000,000 shares authorized, 127,998,693 and 63,646,000 shares issued and outstanding at December 31, 2011 and 2010, respectively

	127,999	63,646
Additional paid-in capital	1,975,364	1,832,657
Accumulated deficit	(3,168,077)	(2,748,913)
Total stockholders’ deficit	(1,064,713)	(852,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,480	$74,224

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010
		(restated)

REVENUE
Oil and gas revenue	$14,056	$56,461
Total revenues	14,056	56,461

COSTS AND EXPENSES
Lease operating expenses	12,130	37,403
General and administrative expenses	525,055	1,287,698
Depletion, depreciation, amortization and impairment expense	65	2,763
Accretion expense	108	2,061
Gain on sale of working interest	(213,827)	(310,264)
Total costs and expenses	323,531	1,019,661
Operating loss	(309,475)	(963,200)

OTHER INCOME (EXPENSES)
Interest expense	(217,939)	(32,536)
Gain on extinguishment of debt	108,505	-
Loss on settlement of debt	(9,758)	(185,433)
Change in fair market value of derivative liability	9,503	6,653
Other income	-	7,595
Total other income (expenses)	(109,689)	(203,721)

Net loss	$(419,164)	$(1,166,921)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Weighted average common shares outstanding--basic and diluted	85,068,158	54,164,630

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2011 and 2010

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2009	31,296,000	$31,296	-	$-	$704,317	$(1,581,992)	$(846,379)
Stock issued for:
Services	22,781,818	22,782	-	-	649,808	-	672,590
Debt conversion	9,568,182	9,568	-	-	478,532	-	488,100
Net loss	-	-	-	-	-	(1,166,921)	(1,166,921)
Balances, December 31, 2010	63,646,000	63,646	-	-	1,832,657	(2,748,913)	(852,610)
Stock issued for:
Services	100,000	100	1,000	1	2,399	-	2,500
Debt conversion	64,252,693	64,253	-	-	52,522	-	116,775
Debt discount	-	-	-	-	50,286	-	50,286
Beneficial conversion feature					37,500		37,500
Net loss	-	-	-	-	-	(419,164)	(419,164)
Balances, December 31, 2011	127,998,693	$127,999	1,000	$1	$1,975,364	$(3,168,077)	$(1,064,713)

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:		(restated)
Net loss	$(419,164)	$(1,166,921)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depletion, depreciation, amortization and impairment	65	2,763
Accretion expense	108	2,061
Stock-based compensation	2,500	672,590
Non cash interest expense	36,357	4,781
Note payable issued for services	112,750	-
Beneficial conversion feature	37,500	-
Gain on extinguishment of debt	(108,505)	-
Loss on settlement of debt	9,758	185,433
Gain on sale of working interest	(213,827)	(310,264)
Amortization of debt discount	123,384	16,370
Change in market value of derivative liability	(9,503)	(6,653)
Changes in assets and liabilities:
Accounts receivable	-	2,372
Prepaid and other current assets	(10,000)	-
Accounts payable and accrued liabilities	23,620	68,188
Accounts payable and accrued liabilities, related	151,166
Deferred revenue	7,000	-
Net cash used in operating activities	(256,891)	(529,280)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	219,100	409,048
Capital expenditures for development of oil and gas properties	(158)	(40,043)
Purchase of oil and gas properties	-	(28,900)
Net cash provided by investment activities	218,942	340,105

Cash flows from financing activities:
Proceeds from issuance of debt	55,500	235,500
Repayment of debt	(20,000)	(97,500)
Repayment of advances and loans from related party	(25,500)	-
Advances from unrelated parties	3,000	-
Advances from related party	23,930	-
Net cash provided by financing activities	36,930	138,000

Net decrease in cash and cash equivalents	(1,019)	(51,175)
Cash and cash equivalents, at beginning of year	9,170	60,345
Cash and cash equivalents, at end of year	$8,151	$9,170
Supplemental cash flow information:

Non-cash investing and financing activities:
Beneficial conversion feature	$37,500	$-
Common stock issued for debt	$116,775	$67,500
Common stock issued for accrued expenses	$-	$178,500
Forgiveness of debt on sale of oil and gas properties	$-	$10,327
Related party payable converted to debt	$96,499	$-
Debt issued as consideration for services	$112,750	$-
Debt discount for derivative liability	$-	$95,500

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1– RESTATEMENT

The Company has restated its financial statements as at December 31, 2010 and for the year then ended to reflect:

1) an adjustment to record the initial derivative liability of $100,281 with the corresponding note discount of $95,500 and interest expense of $4,781;

2) an adjustment to record the fair value change of the derivative liability from the issuance dates of the 2010 Notes to December 31, 2010, resulting in a decrease in the derivative liability and a credit to other expense of $6,653;

3) an adjustment to record the amortization of the note discount of $16,370; and

4) a reclassification of $35,000 to reduce additional paid-in capital and increase general and administrative expense. See Note 6.

The effect of the adjustments increased total liabilities by $14,498, increased additional paid in capital by $35,000 and increased the net loss for the year ended December 31, 2010 by $49,498.

a) Balance sheet

	For the year ended December 31, 2010

	As Reported	Adjustments		As Restated
CURRENT LIABILITIES
Notes payable, net of discount	$518,000	$(79,130)	(1)(3)	$438,870
Derivative liability	-	93,628	(1)(2)	93,628
Total current liabilities	903,781	14,498		918,279

TOTAL LIABILITIES	912,336	14,498		926,834

STOCKHOLDERS’ DEFICIT
Additional paid-in-capital	1,797,657	35,000	(4)	1,832,657
Accumulated deficit	(2,699,415)	(49,498)	(1)(2)(3)	(2,748,913)
Total stockholders’ deficit	(838,112)	(14,498)		(852,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,224	$-		$74,224

b) Statement of operations

	For the year ended December 31, 2010

	As Reported	Adjustments		As Restated

General and administrative expense	$1,252,698	35,000	(4)	$1,287,698
Total costs and expenses	984,661	35,000		1,019,661
Operating loss	(928,200)	(35,000)		(963,200)

OTHER EXPENSES
Interest expense	(11,385)	(21,151)	(1)(3)	(32,536)
Change in fair value of derivative liability	-	6,653	(2)	6,653
Total other expenses	(189,223)	(14,498)		(203,721)

Net loss	$(1,117,423)	(49,498)		(1,166,921)

Basic and diluted net loss per common share	$(0.02)	(0.00)		(0.02)

Weighted average common shares outstanding - basic and diluted	54,164,630			54,164,630

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

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  For the Company, asset retirement obligations (“ARO”) relate to the plugging and abandonment of drilled oil and gas properties.  The amounts recognized are based upon numerous estimates, including future retirement costs; future recoverable reserve quantities and reserve lives; and the credit-adjusted risk-free interest rate.

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

Deferred Taxes

The Company provides for income taxes under Statement ASC 740 Accounting for Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  The Company’s predecessor operated as entity-exempt from Federal and State income taxes.

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

Recent Accounting Pronouncements

The Company does not expect recent accounting standards or interpretations issued or those recently adopted to have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 4 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As of December 31, 2011, the Company has a working capital deficit of $1,092,042 has generated limited revenues, and has an accumulated deficit of $3,168,077  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues sufficient to meet operating expenses.  The continuation of the Company as a going concern is dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – OIL AND GAS PROPERTIES

On March 31, 2010, the Company acquired a 2.75% working interest in the Glass 59 #2 well in Sterling County, Texas for approximately $13,000, which is operated by Bright & Company.

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

During June 2010, the Company entered into an option agreement with a shareholder and working interest participant in certain oil and gas properties located in Gonzales County, Texas, to allow the shareholder to put their interest in the properties to the Company.  Pursuant to the option agreement, Savoy agreed to issue 2,640,000 shares of common stock to the shareholder, together with future monthly payments of $5,000 per month to the shareholder until the holding period lapses and the restrictive legend can be removed from the face of the share certificate.  Upon the restriction removal, the monthly payment will cease and the shareholder has the option to assign their interest in the oil and gas properties to Savoy.  The 2,640,000 shares of common stock granted to the shareholder were valued at $52,800, based on fair market value using quoted market prices on the date of grant and was recorded as a return of capital to the shareholder.  During the years ended December 31, 2011 and 2010, the Company paid $20,000 and $35,000, respectively, to the shareholder under the agreement, which is included in general and administrative expenses.

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

In April 2011, the Company sold its remaining 12.875% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas, to Lucas Energy, Inc., for cash proceeds of $20,000.  The full amount was recorded as a gain on sale of working interest.

In October 2011, the Company sold a 7.5% interest in its Davis-Cornell oil and gas lease “deep rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $32,000.  The “deep rights” sold are unevaluated oil and gas properties.  The Company retained its existing working interests in the Austin Chalk producing formation.  During the three months ended December 31, 2011, the Company recognized a gain of $32,000 on sale of assets.

In November 2011, the Company sold a 25% interest in its Davis-Cornell oil and gas lease “shallow rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $15,000.  The “shallow rights” sold are unevaluated oil and gas properties.  The Company retained its existing working interests in the Austin Chalk producing formation.  During the three months ended December 31, 2011, the Company recognized a gain of $15,000 on sale of assets.

In December 2011, the Company sold a 50% interest in its Davis-Cornell oil and gas lease “shallow rights” located in Gonzales County, Texas to Lucas Energy, Inc. for $30,000.  The “shallow rights” sold are unevaluated oil and gas properties.  The Company retained its existing working interests in the Austin Chalk producing formation.  During the three months ended December 31, 2011, the Company recognized a gain of $30,000 on sale of assets.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In accordance with ASC 410, “Accounting for Asset Retirement Obligations,” Savoy records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset.  Savoy accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service.  The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value.  Fair value is determined by using the expected future cash outflows discounted at Savoy's credit-adjusted risk-free interest rate.  No market risk premium has been included in Savoy's calculation of the ARO balance.

The following is a description of the changes to the Company's asset retirement obligations for the years ended December 31,

	2011	2010

Asset retirement obligations at beginning of year	$8,555	$9,683

Acquisition of properties	-	-

Sale of properties	(8,663)	(3,189)

Accretion expense	108	2,061

Asset retirement obligations at end of year	$-	$8,555

NOTE 7 – NOTES PAYABLE

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000.  On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy.  The amended agreements provided for total borrowings of $335,000 and $360,000, respectively, due on demand.  The interest is payable in-kind at 5,000 shares of common stock of the Company for each month the debt remains unpaid. During the year ended December 31, 2010, the Company made payment reductions totaling $77,500 and issued 7,350,000 shares of common stock with a fair value of $309,600 based on the quoted market value on the grant date.

On December 22, 2011, the outstanding balance of advances from OIL of $282,500 was sold, transferred and assigned by OIL to ASL Energy Corp. (ASL). As of December 31, 2011, the outstanding balance owed OIL was $282,500.

On March 22, 2010, (the 1st March 2010 Note) the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum.  The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature, whereby the first $10,000 of the note was convertible at $0.01 per share and the remainder of the note and principal is convertible at 80% of the five day average closing price immediately preceding conversion and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $41,500 and any accrued interest was payable.   During the year ended December 31, 2011 the holder converted $17,500 of the principal into 4,000,000 shares of the Company’s common stock. The outstanding principal balance of the convertible promissory note at December 31, 2011 was $24,000, and is in default.

The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.

.On March 22, 2010, (the 2nd March 2010 Note) the Company borrowed an additional $40,000 also from a non-related third party bearing interest at 5% per annum.  The loan is unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature whereby the first $10,000 of the note was convertible at $0.01 per share and the remainder of the note and principal is convertible at 80% of the five day average closing price immediately preceding conversion and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $41,500 and any accrued interest was payable. During the year ended December 31, 2011 the holder converted $28,818 of principal into 7,721,130 shares of the Company’s common stock. The outstanding principal balance of the convertible promissory note at December 31, 2011 was $12,182, and is in default.

The Company evaluated the terms of the amendment to the 1st and 2nd March 2010 Notes and concluded that the amended notes did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since each of the amended notes were convertible into shares of common stock at a discount to the market value of the common stock.  The discount of the 1st March 2010 Note related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized during 2011 due to the short-term nature of the note.  For the period ended December 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount for the 1st March 2010 Note. The discount of the 2nd March 2010 Note related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized during 2011 due to the short-term nature of the note.  For the period ended December 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount for the 2nd March 2010 Note.

On April 21, 2010 (the April 2010 Note) the Company borrowed $40,000 from a non-related third party bearing interest at 5% per annum.  The loan is unsecured and the principal and accrued and unpaid interest is payable at maturity on December 31, 2010.  The Company used the proceeds for working capital.  On January 12, 2011, the Company amended this note to create a conversion feature whereby the first $10,000 of the note was convertible at $0.01 per share and the remainder of the note and principal is convertible at 80% of the five day average closing price immediately preceding conversion.  The convertible promissory note bears interest at 5% per annum and matured on April 10, 2011, at which date the $40,000 and any accrued interest was payable. During the year ended December 31, 2011 the holder converted $10,000 of principal into 1,000,000 shares of the Company’s common stock. The outstanding principal balance of the convertible promissory note at December 31, 2011 was $30,000 and is in default.

The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized during 2011 due to the short-term nature of the note.  For the period ended December 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On October 25, 2010 (the “October 2010 Note”) an unrelated third party (the “Party”) advanced $63,000 to the Company under the terms of a convertible promissory note.  The convertible promissory note (as amended) bears interest at 8% per annum and matured on July 27, 2011, at which date the $63,000 and any accrued interest was payable.  The convertible promissory note (as amended) has a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the convertible promissory note.  So long as the Company is not in default, the lender cannot exercise its conversion right for 180 days following the issuance date of the convertible promissory note.  The Company has the right to prepay the convertible promissory note under certain specified terms and conditions.  The terms and conditions to prepay the convertible promissory note are as follows: (i)  the Company has not received a notice of conversion from the lender; (ii) from the date of issuance of the convertible promissory note up to one hundred twenty (120) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 140% of the sum of the outstanding principal plus accrued and unpaid interest; (iii) from one hundred twenty-one (121) days following the issuance date up to one hundred eighty (180) days following the issuance date, the Company has the right, after giving the lender three days prior written notice, to prepay the outstanding principal and accrued interest, in full, in cash equal to 150% of the sum of the outstanding principal amount plus accrued and unpaid interest; (iv) after one hundred eighty (180) days following issuance date, the Company does not have right of prepayment.

During the year ended December 31, 2011, the holder converted $50,700 face amount of the note.  Pursuant to the Conversion Price, the Company issued 51,531,563 shares of the Company’s common stock at $0.001.The outstanding principal balance of the convertible promissory note at December 31, 2011 was $12,300, and is in default.

On December 21, 2010 (the “December 2010 Note”) the same Party advanced $32,500 to the Company under the same terms and conditions (as amended) of the October 2010 Note.  The October 2010 Note and the December 2010 Note are referred to as the 2010 Notes.   The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative. The outstanding principal balance of the convertible promissory note at December 31, 2011 was $32,500, and is in default.

The fair value of the derivative on the 2010 Notes on their date of their respective issuances and combined as of December 31, 2010 and December 31, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	October 25, 2010	December 21, 2010	December 31, 2010	December 31, 2011
Common stock issuable upon conversion	13,125,000	3,465,558	13,375,350	196,491,228
Estimated market value of common stock on measurement date (1)	$0.008	$0.015	$0.012	$0.002
Conversion price (2)	$0.0048	$0.00937	$0.0071	$0.0002
Risk free interest rate (3)	0.18%	0.19%	0.19%	0.01 (3)
Time to maturity (4)	0.75 years	0.75 years	0.75 years	Various (4)
Expected volatility (5)	165%	197%	195%	302%
Expected dividends (6)	0%	0%	0%	0%

On March 7, 2011 (the “March 2011 Note”), June 22, 2011 (the “June 2011 Note”) and August 23, 2011 (the “August 2011 Note”) the Company issued convertible promissory notes of $30,000, $11,000 and $14,500, respectively, to the same Party, under the same terms and conditions as the 2010 Notes (as amended), other than the August 2011 Note defines the Variable Conversion Price as 45% of the average of the three (3) lowest trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. On July 1, 2011 the Party advanced the proceeds of the June 2011 Note directly to various creditors of the Company.  In August 2011, the Party advanced $14,000 directly to creditors of the Company and $500 to the Company. The March 2011 Note, June 2011 Note and August 2011 Note are referred to as the 2011 Notes.   The Company evaluated the conversion options of the 2010 Notes under FASB ASC 815-40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative.

On December 9, 2011, the March 2011 Note in the original face amount of $30,000 went into default as a result of the Company’s non-payment.

The outstanding principal balance at December 31, 2011 of the March 2011 Note, the June 2011 Note and the August 2011 Note was $30,000, $11,000 and $14,500 respectively.

On the date of issuance, the fair value of the derivative of the March 2011 Note was $37,633.  As a result, a discount of $32,500 on the March 2011 Note, a derivative liability of $37,633, and a resulting loss on the fair value of the derivative liability were recorded on March 7, 2011.  As of December 31, 2011, the fair value of the derivatives of the March 2011 Note was $34,200, which resulted in a recorded net gain on the fair value of derivative liability of $3,434 in the accompanying consolidated statements of operations.  The Company also amortized the discount (included in interest expense) on the March 2011 Note in the amount of $30,000 for the year ended December 31, 2011.

On the date of issuance, the fair value of the derivative of the June 2011 Note was $13,945.  As a result, a discount of $11,000 on the June 2011 Note, a derivative liability of $13,945, and a resulting loss on the fair value of the derivative liability were recorded on July 1, 2011 (the date the June 2011 Note was funded).  As of December 31, 2011, the fair value of the derivatives of the June 2011 Note was $15,290, which resulted in a recorded net loss on the fair value of derivative liability of $1,345 in the accompanying consolidated statements of operations.  The Company also amortized the discount (included in interest expense) on the June 2011 Note in the amount of $7,334 for the year ended December 31, 2011. The unamortized discount on the June 2011 Note as of December 31, 2011 is $3,666.

On the date of issuance, the fair value of the derivative of the August 2011 Note was $40,278.  As a result, a discount of $14,500 on the August 2011 Note, a derivative liability of $40,278, and a resulting loss on the fair value of the derivative liability were recorded on August 23, 2011.  As of December 31, 2011, the fair value of the derivatives of the August 2011 Note was $25,133, which resulted in a recorded net gain on the fair value of derivative liability of $15,145 in the accompanying consolidated statements of operations.  The Company also amortized the discount (included in interest expense) on the August 2011 Note in the amount of $6,820 for the year ended December 31, 2011. The unamortized discount on the August 2011 Note as of December 31, 2011 is $7,680.

The fair value of the derivative of the 2011 Notes on their respective dates of issuance and on December 31, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 7, 2011	June 22, 2011	August 23, 2011	December 31, 2011
Common stock issuable upon conversion	5,376,344	4,648,215	20,138,889	285,666,556
Estimated market value of common stock on measurement date (1)	$0.01	$0.0042	$0.0029	$0.004
Conversion price (2)	$0.00558	$0.00237	$0.0007	$0.00018-0.0002
Risk free interest rate (3)	0.11%	0.10%	0.06%	0.01-0.06 (3)
Time to maturity (4)	0.75 years	0.75 years	0.75 years	Various (4)
Expected volatility (5)	191%	242%	253%	302%
Expected dividends (6)	0%	0%	0%	0%

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

A summary of the derivative liability balance as of December 31, 2010 and December 31, 2011 is as follows:

Fair Value	Derivative Liability Balance 12/31/10	Initial Derivative Liability	Fair value of convertible notes redeemed	Fair value change- year ended 12/31/11	Derivative Liability Balance 12/31/11
2010 Notes	$93,628	-	(50,286)	$7,730	$51,072
2011 Notes	-	91,856	-	(17,233)	74,623
Total	$93,628	$91,856	(50,286)	$(9,503)	$125,695

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

On September 9, 2011, (the Bertagnolli Note) the Company entered into a promissory note in the amount of $96,499 with its Chief Executive Officer and Director for amounts previously owed and accrued to Bertagnolli.  The note bears interest at the rate of 8% per annum and is payable on demand.  Any amounts not paid when due bear interest at the rate of 15% per annum until paid in full.  During the year ended December 31, 2011, the Company made repayments totaling $20,000.   The outstanding principal balance of the promissory note at December 31, 2011 was $76,499.

Also on September 9, 2011, the Company entered into a convertible promissory note in favor of a third party (the ASL Note) in the amount of $105,000, which evidenced a $100,000 bonus and $5,000 of expenses incurred by the third party in contemplation of a management agreement.  The convertible note is payable on demand, accrues interest at the rate of 8% per annum (15% in the event of a default) and is convertible, together with accrued and unpaid interest thereon, at the option of the third party, into shares of the Company’s common stock at a conversion price of $0.002 per share.  The Company also agreed that the third party would earn an additional $100,000 bonus in the event that (a) the Company adopted an asset purchase agreement, share exchange agreement, plan of merger or consolidation, pursuant to which the Company’s shareholders held less than 50% of the voting stock of the resulting entity post transaction, (b) the Board of Directors’ approved the sale of substantially all of the assets of the Company, or (c) voting control of the Company was acquired by any person other than the current control person of the Company ((a) through (c), a “Restructuring”); that the third party would be paid a bonus of $0.20 for every $1.00 of reduction of liabilities (including contingent liabilities) of the Company that the third party is able to affect during the term of a Management Agreement dated September 9, 2011, which has a term of 90 days and automatically renews for additional one-month periods thereafter; and to issue the third party 1% of the Company’s fully-diluted shares of common stock following any Restructuring.  The Company also agreed to indemnify the third party against any liability it may have in connection with the services rendered by the third party pursuant to the Management Agreement or the Company in general and to pay the third party liquidated damages of $50,000 in addition to such indemnification, in the event that the third party becomes party to any claim as a result of the services provided under the Management Agreement or the Company in general.

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

Effective November 28, 2011, the Company agreed to amend the aforementioned note to increase the principal amount to $109,750.    The outstanding principal balance of the promissory note at December 31, 2011 was $109,750.

A summary of notes payable balances as of December 31, 2010 and 2011 follows:

Note	January 1, 2011	Additions	Payments	Principal Conversions	Common Stock Issued	December 31, 2011
OIL	$282,500	-	-	-	-	$282,500
1st March 2010 Note	40,000	1,500	-	17,500	4,000,000	24,500
2nd March 2010 Note	40,000	1,500	-	28,818	7,721,130	12,182
April 2010	40,000	-	-	10,000	1,000,000	30,000
Lucas Note	20,000	-	20,000	-	-	-
Bertagnolli Note (1)	-	96,499	20,000	-	-	76,499
ASL Note	-	109,750	-	-	-	109,750
2010 Notes	95,500	-	-	50,700	51,531,563	44,800
2011 Notes	-	55,500	-	-	-	55,500
Sub-total	$518,000	264,749	40,000	107,018	64,252,693	$635,731
Discount on notes	(79,130)					(11,346)
Balances	$438,870					$624,385

(1)

Classified as Note payable, related party on the financial statements presented herein.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements at December 31, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$125,695	$125,695
Total	$-	$-	$125,695	$125,695

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses.  The advances do not bear interest and are due upon demand. During the twelve months ended December 31, 2011 and 2010, the Company received cash advances of $23,930 and $0, respectively.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Summary information regarding stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	8,000,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled/Expired	(8,000,000)	(1.00)
Outstanding at December 31, 2010	-	-
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at December 31, 2011	-	$-

NOTE 11 – COMMON STOCK

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

The holder of the October 2010 Note converted the following:

On July 1, 2011, the holder converted $7,000 of the face amount of the note into 3,500,000 shares of the Company’s common stock.

On July 22, 2011, the holder converted $4,000 face amount of the note into 2,222,222 shares of the Company’s common stock.

On July 27, 2011, the holder converted $4,500 face amount of the note into 3,750,000 shares of the Company’s common stock.

On August 3, 2011, the holder converted $4,000 face amount of the note into 4,000,000 shares of the Company’s common stock.

On October 19, 2011, the holder converted $2,500 face amount of the note into 2,777,778 shares of the Company’s common stock.

On October 25, 2011, the holder converted $3,000 face amount of the note into 3,333,333 shares of the Company’s common stock.

On November 2, 2011, the holder converted $5,000 face amount of the note into 5,000,000 shares of the Company’s common stock.

On November 8, 2011, the holder converted $4,500 face amount of the note into 5,000,000 shares of the Company’s common stock.

On November 18, 2011, the holder converted $4,000 face amount of the note into 4,819,277 shares of the Company’s common stock.

On November 28, 2011, the holder converted $2,500 face amount of the note into 3,676,471 shares of the Company’s common stock.

On December 15, 2011, the holder converted $2,500 face amount of the note into 5,319,149 shares of the Company’s common stock.

On December 30, 2011, the holder converted $1,200 face amount of the note into 4,800,000 shares of the Company’s common stock.

PREFERRED STOCK

Effective December 5, 2011, the Board of Directors approved the filing of a Certificate of Designations establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation”). The Designation allows the Board of Directors in its sole discretion to issue up to 1,000 shares of Series A Preferred Stock.  On December 5, 2011 1,000 shares of Series A Preferred Stock Shares were issued Mr. Bertagnolli, for services valued at $1,000. The preferred shares, have the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote.  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”).  Additionally, the Company cannot adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Designation, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock; however, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LITIGATION

Employment Agreement

Pursuant to the terms and conditions of an Employment Agreement entered into with Mr. Bertagnolli on March 31, 2009:

 The Company agreed to issue Mr. Bertagnolli options to purchase 4,000,000 shares of our common stock at an exercise price of $1.00 per share that will vest in 2 years from the date of the agreement.  The fair value of the options is $242,426 which was valued using the Black-Scholes pricing model at the date of grant.  Variables used in the Black-Scholes pricing model include (1) discount rate of 1.35%, (2) expected term of 5 years, (3) expected volatility of 142% and (4) zero expected dividends.

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

On July 27, 2010, the Company entered into a new Employment Agreement with Mr. Bertagnolli to serve as the Company’s President and Chief Executive Officer.  The Agreement, which replaces and supersedes the prior Employment Agreement, is effective as of June 1, 2010 and has a term of two (2) years from the effective date.  Unless terminated within one year of its expiration, the Agreement is automatically renewed for additional terms of one year each.  It provides for a base salary of $15,000 per month together with certain prerequisites and annual grants of employee stock options at the discretion of the Company’s board of directors.

During January 2010, the Company entered into a consulting agreement with an unrelated third party and paid the consultant for investment banking services a commitment fee of $5,000 and issued the consultant 1,000,000 fully vested shares of common stock (See Note 12).  The Company amended the consulting agreement in March 2010, and extended the term for twelve months from the date of the amendment and issued the consultant 5,000,000 fully vested shares of common stock (2,000,000 shares on March 4, 2010 and 3,000,000 shares on March 4, 2010 – See Note 12).  As amended, the consulting agreement includes the following commitments:

i.	The consultant will receive $5,000 per month for twelve months;
ii.	The consultant will receive a referral fee of 10% cash and 10% equity of the aggregate amount of each successful equity financing;
iii.	The consultant will receive a referral fee of 5% cash and 5% equity of the aggregate amount of each successful debt financing.

During March 2010, the Company executed an investor relations agreement whereby the Company, agreed to pay $120,000 in cash and 600,000 shares in common stock with an initial payment of $15,000 and issue 100,000 shares of common stock to be paid upon execution of the agreement.  As of September 30, 2010, the Company paid a total of $45,000 cash and issued 300,000 shares of the Company’s common stock valued at $6,900, based on the fair market value using quoted market prices on the date of grant.  During the three months ended September 30, 2010, the Company terminated the agreement. There was no unrecognized expense related to this agreement at December 31, 2010.

During October 2010, the Company executed an investor relations agreement, whereby the Company agreed to pay $90,000 in cash and 900,000 shares in common stock with an initial payment of $15,000 and an initial issuance of 400,000 shares of common stock to be paid upon execution of the agreement.  As of December 31, 2010, the Company paid a total of $22,500 cash and issued 600,000 shares of the Company’s common stock valued at $7,520, based on the fair market value using quoted market prices on the date of grant.  During February 2011, the Company issued 700,000 shares of the Company’s common stock valued at $8,400, based on the fair market value using quoted market prices on the date of grant.

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on the Company’s achievement of specified milestones.  As of December 31, 2011, none of those milestones had been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company.

Panos Industries, LLC v. Savoy Energy Corporation, et. al., District Court, Clark County, Nevada Case # A-10-612340-C.

On March 19, 2010, this action was filed in the above-entitled Court seeking damages “…in excess of $50,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company.  This action is in its very early stages and as of this date the Company has not been served with the Summons and Complaint, and has therefore not filed any Answer to the Complaint.  While the outcome of this matter cannot be predicted, the Company specifically denies that it is indebted to Plaintiff and believes that any claims purportedly asserted in the lawsuit are without merit.  The Company further believes that it has meritorious claims against Plaintiff which arose in connection with the merger of the Company’s predecessor (Arthur Kaplan Cosmetics, Inc.) with Plantation Exploration, Inc. and in connection with the aftermath of the merger.  The Company intends to vigorously defend any claims asserted by the Plaintiff and to aggressively prosecute its claims against the Plaintiff.  Even if the Company is ultimately successful in defending this action, it will incur legal fees and other expenses in connection with such defense; the amount of which cannot be predicted at this time.  Such expenses could have a material impact on the Company’s future operating results and have an adverse impact on the Company’s funds available for its operations. On January 19, 2012, the parties mutually agreed to dismiss the suit.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Net Loss (numerator)	$(419,164)	$(1,166,921)
Shares (denominator)	85,068,158	54,164,630
Per share amount	$(0.00)	$(0.02)

No computation for diluted earnings per share was prepared for the convertible promissory notes (See Note 7).

NOTE 14 – INCOME TAXES

The Company provides for income taxes under Statement ASC 740 Accounting for Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  The Company’s predecessor operated as entity-exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Income tax expense at statutory rate	$(175,837)	$(455,109)
Change in valuation allowance	175,837	455,109
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2011	December 31, 2010
NOL carryover	$(1,190,307)	$(390,338)

Stock-based compensation	(1,501)	(672,590)
Valuation allowance	1,191,808	1,062,928
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards of $64,266 for federal income tax reporting purposes are subject to annual limitations.  When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 15 – SUBSEQUENT EVENTS

On January 30, 2012 the Company issued 5,263,158 shares of common stock in exchange for the conversion of $1,000 of the October 2010 Note.

On February 9, 2012 the Company issued 5,217,391 shares of common stock in exchange for the conversion of $1,200 of the October 2010 Note.

On February 28, 2012 the Company issued 5,400,000 shares of common stock in exchange for the conversion of $2,700 of the October 2010 Note.

On March 9, 2012 the Company issued 6,875,000 shares of common stock in exchange for the conversion of $4,600 of the October 2010 Note and $900 of accrued and unpaid interest on the October 2010 Note.

On March 22, 2012 the Company issued 6,857,342 shares of common stock in exchange for the conversion of $2,800 of the October 2010 Note and $1,620 of accrued and unpaid interest on the October 2010 Note.

In March 2012 ASL sold and transferred the outstanding balance of $282,500 acquired from OIL (See Note 8) to a third party (the “Assigned OIL Note”).

In March 2012, ASL the holder of a convertible promissory note (the “ASL Note”) in the initial face value of $105,000 sold and transferred $65,000 of the note to a third party(the “Assigned ASL Note”)

On March 25, 2012, the Company issued a convertible promissory note to an unrelated third party.  The Company received the funds on April 2, 2012. The convertible promissory note bears interest at 8% per annum and matures on March 25, 2013, at which date the $20,000 and any accrued interest was payable.  The convertible promissory note has a conversion price equal to 50% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The note can be prepaid at any time without any premium or penalty. In addition, the Company agreed to issue to the note holder, warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.005 per share.  The warrants expire on the March 25, 2015.

During the three months ended March 31, 2012, the Company expensed an additional $45,000 of officer’s salary to Bertagnolli, reclassed $45,000 from accrued officer’s salary and increased the Bertagnolli note by $90,000. The balance of the Bertagnolli Note was $166,499 and on March 30, 2012 Mr. Bertagnolli sold and transferred $135,000 of the Bertagnolli Note to a third party.

On March 30, 2012 the Company signed a binding term sheet (the “Term Sheet”) with a third party, whereby under certain terms and conditions, the third party has the right to acquire form Mr. Bertagnolli the 1,000 shares of Series A Preferred Stock (see Note 11). As of the filing of this Report, the terms and conditions of the Term Sheet have not been satisfied.

On April 2, 2012 the Company issued 7,462,687 shares of common stock in exchange for the conversion of $5,000 of the December 2010 Note.

On May 10, 2012 the Company issued 8,010,175 shares of common stock in exchange for the conversion of $4,600 of the Assigned OIL Note.

On May 29, 2012 the Company issued 7,864,865 shares of common stock in exchange for the conversion of $15,730 of the ASL Note.

On June 25, 2012 the Company issued 6,000,000 shares of common stock in exchange for the conversion of $6,600 of the Assigned OIL Note.

One June 28, 2012, the Company issued a convertible note to ASL for $22,500 in exchange for consulting services from April 1, 2012 through June 30, 2012. The note is due on demand and carries an annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company also issued ASL a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.0004, expiring on June 28, 2015.

Also on June 28, 2012, the Company agreed to issue in exchange for $45,000 of accrued and unpaid officer’s fees for the period from April 1, 2012 to June 30, 2012, a convertible note to Bertagnolli for $45,000. The note is due on demand and carries an annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company also issued Bertagnolli a warrant to purchase 3,500,000 shares of common stock at an exercise price of $0.0004, expiring on June 28, 2015.

On July 26, 2012 the Company issued a convertible promissory note of $10,000 to the same Party, under the same terms and conditions as the 2011 Notes (as amended).

On November 6, 2012 the Company issued 5,639,275 shares of common stock in exchange for the conversion of $3,553 of the Assigned OIL Note.

On December 5, 2012 the Company issued 9,600,000 shares of common stock in exchange for the conversion of $5,120 of the Assigned OIL Note.

On December 19, 2012 the Company issued a convertible promissory note of $11,500 to the same Party, under the same terms and conditions as the 2011 Notes (as amended).

On December 31, 2012, the Company issued a convertible note to ASL for $45,000 in exchange for consulting services from July 1, 2012 through December 31, 2012. The note is due on demand and carries and annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company also issued ASL a warrant to purchase 25,000,000 shares of common stock at an exercise price of $0.0004, expiring on December 31, 2015.

Also on December 31, 2012, the Company agreed to issue in exchange for $45,000 of accrued and unpaid officer’s fees for the period from July 1, 2012 to December 31, 2012, a convertible secured note to Bertagnolli for $45,000. The note is due on demand and carries an annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company also issued Bertagnolli a warrant to purchase 25,000,000 shares of common stock at an exercise price of $0.0004, expiring on December 31, 2015.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported.  The Management of the Company determined that there were no other reportable subsequent events to be disclosed.