Form 10-Q
period 2012-03-31
Savoy Energy Corp
filed 2013-07-03
CIK 1437751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _________ to _________

Commission File Number: 333-151960

Savoy Energy Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	26-0429687
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 West Loop South, Ste. 900
Houston, Texas  77027

(Address of principal executive offices)

(713) 243-8788

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes   ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 202,248,586 common shares as of April 20, 2013.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements	1-14
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-17
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4:	Controls and Procedures	18
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	19
Item 1A:	Risk Factors	19
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3:	Defaults Upon Senior Securities	19
Item 4:	(Removed and Reserved)	20
Item 5:	Other Information	20
Item 6:	Exhibits	20

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011;	2
Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011;	3
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011;	4
Notes to Consolidated Financial Statements (unaudited).	5-14

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168	$8,151
Prepaid and other current assets	10,000	10,000
Total current assets	10,168	18,151

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	677,678	677,678
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(650,349)
Oil and Gas Properties, Net	27,329	27,329

TOTAL ASSETS	$37,497	$45,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$77,143	$68,441
Accrued liabilities, related party	9,667	54,667
Advances from unrelated party	3,000	154,003
Advances from related party	18,630	18,430
Accrued interest payable	57,074	57,572
Notes payable (net of discount of $482,666 and $11,346, respectively)	194,266	547,886
Note payable, related party	31,499	76,499
Deferred revenue	7,000	7,000
Derivative liability	2,532,868	125,695
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	2,931,147	1,110,193

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 300,000,000 shares authorized,
165,074,271 and 127,998,693 shares issued and outstanding, respectively	165,074	127,999
Additional paid-in capital	1,977,831	1,975,364
Accumulated deficit	(5,036,556)	(3,168,077)
Total stockholders’ deficit	(2,893,650)	(1,064,713)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,497	$45,480

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
		Restated
REVENUE
Oil and gas revenues	$5,274	$3,516
Total revenues	5,274	3,516

COSTS AND EXPENSES
Lease operating expenses	1,070	3,035
General and administrative expense	66,089	106,522
Depletion, depreciation, amortization and impairment expense	-	65
Accretion expense	-	100
Gain on sale of working interest	-	(96,827)
Total costs and expenses	67,159	12,895
Operating loss	(61,885)	(9,379)

OTHER INCOME (EXPENSE)
Interest expense	(1,718,841)	(82,513)
Loss on settlement of debt	-	(12,000)
Settlement of lawsuit	151,003
Change in fair value of derivative liability	(238,756)	9,818
Total other income (expenses)	(1,806,594)	(84,695)

Net loss	$(1,868,479)	$(94,074)
Basic and diluted net loss per common share	$(0.01)	$(0.00)
Weighted average common shares outstanding-basic and diluted	144,175,102	66,236,000

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the Three Months Ended March 31,
	2012	2011
		Restated
Cash flows from operating activities:
Net loss	$(1,868,479)	$(94,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and impairment	-	37,565
Amortization of discount on convertible notes	11,181	34,389
Change in fair value of derivative liabilities	238,756	(9,818)
Interest expense associated with issuance of convertible debt	1,705,638	7,634
Accretion expense	-	101
Stock based compensation	-	1,500
Loss on settlement of debt	-	12,000
Gain on sale of oil and gas properties	-	(96,827)
Settlement of lawsuit	(151,003)	-
Changes in assets and liabilities:

Accounts payable and accrued liabilities	55,724	(6,705)
Net cash used in operating activities	(8,183)	(114,235)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	102,100
Capital expenditures for development of oil and gas properties	-	(158)

Net cash provided by investment activities	-	101,942

Cash flows from financing activities:
Proceeds from issuance of debt	-	30,000
Repayment of long-term debt	-	(20,000)
Advances from related parties	200	-
Net cash provided by financing activities	200	10,000

Net decrease in cash and cash equivalents	(7,983)	(2,293)
Cash and cash equivalents, at beginning of period	8,151	9,170
Cash and cash equivalents, at end of period	$168	$6,877

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Beneficial conversion feature	$-	$36,000
Common stock issued for debt	$17,300	$42,000
Debt discount for derivative liability	$-	$30,000

See notes to consolidated financial statements.

SAVOY ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – RESTATEMENT

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on September 4, 2012, the Board of Directors of Savoy Energy Corporation (“Savoy” or the “Company”) determined that the consolidated financial statements for the three months ended March 31, 2011 included in our Quarterly Report on Form 10-Q for the period ended March 31, 2011 could no longer be relied upon as a result of errors in such reports.

The Company filed an Amendment on Form 10-Q/A (“Amendment”) on October 10, 2012 to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (the “Form 10-Q”), as filed with the SEC on July 1, 2011, The Amendment was filed solely for the purpose of restating the Consolidated Financial Statements to correct an error in accounting for certain convertible promissory notes as explained more fully in Notes 1 and 6 of the accompanying notes to consolidated financial statements as well as to expense $10,000 in fees as explained more fully in Note 5 of the accompanying notes to consolidated financial statements, which were originally recorded as a reduction in additional paid-in capital.

The Company has restated its financial statements as at March 31, 2011 and for the three months then ended to reflect:

1) an adjustment to record the initial derivative liability of $37,634 with the corresponding note discount of $30,000 and interest expense of $7,634 for the new convertible note issued on March 7, 2011(the 2011 Note),

2) an adjustment to record the fair value change of the derivative liability from the issuance date of the 2011 Note to March 31, 2011, and the fair value change from December 31, 2010 to March 31, 2011 on the 2010 Notes, resulting in a decrease in the derivative liability and a credit to other expenses of $9,818,

3) an adjustment to record the amortization of the note discounts of $34,389 and

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

The cumulative effect of the restatements increased total liabilities by $48,710, increased additional paid-in capital by $42,742 and increased the net loss for the three months ended March 31, 2011 by $41,954 and accumulated deficit by $91,452.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Savoy Energy Corporation ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Savoy’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2011, on April 16, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year 2011 as reported in Form 10-K have been omitted.

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

As at March 31, 2012, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

NOTE 4 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2012, the Company has a working capital deficit of $3,071,982 has generated limited revenues and has an accumulated deficit of $5,187,559. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In February 2011, the Company sold its 52.5% working and revenue interest and the support equipment on the Zavadil No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of $65,000 and forgiveness of payables in the amount of approximately $25,000. The proceeds associated with the support equipment and forgiveness of payable totaling approximately $79,000 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling approximately $11,000 was accounted for as a reduction of capitalized costs, with no gain or loss recognized.

In March 2011, the Company sold a 25.75% working and revenue interest and the support equipment on the Rozella Kifer No. 1 well in Gonzales County, Texas to Lucas Energy, Inc. for cash proceeds of approximately $37,000. The proceeds associated with the support equipment totaling approximately $14,000 was recorded as a gain on sale of assets. The proceeds associated with working and revenue interest totaling approximately $23,000 was accounted for as a reduction of capitalized costs, with no gain or loss recognized.

NOTE 6 – NOTES PAYABLE

On September 24, 2008, Plantation Exploration, Inc. entered into a financing agreement with Oil Investment Leases, Inc. (OIL) for cash advances totaling $290,000. On January 27, 2009 and May 4, 2009, the Company amended the September 24, 2008 agreement with OIL for advance cash payments under the demand loan and to assign the debt from Plantation Exploration to Savoy. On December 22, 2011, the outstanding balance of advances from OIL of $282,500 was sold, transferred and assigned by OIL to ASL Energy Corp. (ASL). On March 30, 2012 ASL assigned sold and transferred (the Assigned OIL Note) the OIL Note to Carebourn Partners, LLC (“Carebourn”). As of March 31, 2012, the outstanding balance of the Assigned OIL Note was $282,500.

On March 22, 2010 (the 1st March 2010 Note) the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature. The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share. The outstanding principal balance of the convertible promissory note at March 31, 2012 was $24,500, which is in default and classified as current debt. The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On March 22, 2010 (the 2nd March 2010 Note) the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. The outstanding balance of the convertible promissory note at March 31, 2012 was $12,182, which is in default and classified as current debt. The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On April 21, 2010 (the April 2010 Note) the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest matured on December 31, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature. The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share. The outstanding balance of the convertible promissory note at March 31, 2012 was $30,000, which is in default and classified as current debt. The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 at based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the period ended March 31, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On October 25, 2010, Asher Enterprises, Inc. (“Asher”) advanced $63,000 to the Company under the terms of a convertible promissory note (the “October Note”).  On December 21, 2010, Asher advanced $32,500 to the Company under the terms of a convertible promissory note (the “December Note”). The October Note and the December Note together are referred to as the 2010 Notes. The 2010 Notes bear interest at 10% per annum and matured on their nine month anniversary at which date the principal amounts and any accrued interest is payable.  The 2010 Notes have a conversion price equal to the greater of either (i) a fixed conversion price of $0.00009 or (ii) 60% of the quoted market price for the Company’s common stock using the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.   The Company is required at all times to have authorized and reserved three times the number of shares that are actually issuable upon full conversion of the 2010 Notes.

The Company analyzed the conversion feature of the Asher Notes and the Carebourn Notes (see below) for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in convertible debt.  The embedded derivative is carried on the Company’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.

Upon issuance of the October Note, the fair value of $65,625 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $63,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $2,625 was recorded as interest expense in October 2010. The debt discount was amortized over the life of the note, and $15,167 and $47,833 was included in interest expense for the years ended December 31, 2010 and 2011, respectively. As of December 31, 2011, the balance of the October Note was $12,300 and the fair value of the derivative related to the October Note was $14,022. During the three months ended March 31, 2012 Asher converted the remaining balance of $12,300 and $2,520 of accrued and unpaid interest into 29,612,891 shares of common stock.

Upon issuance of the December Note the fair value of $34,656 was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $32,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $2,156 was recorded as interest expense in December 2010. The debt discount is amortized over the life of the note, and $1,204 and $31,296 was included in interest expense for the years ended December 31, 2010 and 2011, respectively. As of December 31, 2011, the balance of the December Note was $32,500 and the fair value of the derivative related to the December Note was $37,050. During the three months ended March 31, 2012 Asher converted $5,000 of principal of the December Note into 7,462,687 shares of common stock. As of March 31, 2012 the balance of the December Note was $27,500 and the fair value was $111,100 which resulted in a recorded net loss on the fair value of derivative liability of $79,750 in the accompanying consolidated statements of operations.

The fair value of the derivative on the 2010 Notes on their date of their respective issuances and combined as of December 31, 2011 and March 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions:

	October 25, 2010	December 21, 2010	December 31, 2011	March 31, 2012
Estimated market value of common stock on measurement date	$0.008	$0.015	$0.0004	$0.0035
Exercise price	$0.0048	$0.00937	$0.0002	$0.0007
Risk free interest rate (1)	0.18%	0.19%	0.01%	0.05%
Term in years	0.75 years	0.75 years	0.083 years	.083 years
Expected volatility	165%	197%	302%	333%
Expected dividends (2)	0%	0%	0%	0%

On March 7, 2011 (the “March 2011 Note”), June 22, 2011 (the “June 2011 Note”) and August 23, 2011 (the “August 2011 Note”) the Company issued convertible promissory notes of $30,000, $11,000 and $14,500, respectively, to Asher, under the same terms and conditions as the 2010 Notes (as amended), other than the August 2011 Note defines the Variable Conversion Price as 45% of the average of the three (3) lowest trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. On July 1, 2011 Asher advanced the proceeds of the June 2011 Note directly to various creditors of the Company. In August 2011, Asher advanced $14,000 directly to creditors of the Company and $500 to the Company. The March 2011 Note, June 2011 Note and August 2011 Note are referred to as the 2011 Notes.

The outstanding principal balance at December 31, 2011 and March 31, 2012 of the March 2011 Note, the June 2011 Note and the August 2011 Note was $30,000, $11,000 and $14,500 respectively.

Upon issuance of the March 2011 Note the fair value of $37,634 was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $30,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $7,634 was recorded as interest expense in March 2011. The debt discount is amortized over the life of the note, and $2,556 was included in interest expense for the three months ended March 31, 2011. As of December 31, 2011 the fair value of the derivative related to the March 2011 Note was $34,200. On March 31, 2012 the fair value of the derivative related to the March 2011 Note was $121,200 which resulted in a recorded net loss on the fair value of derivative liability of $87,000 in the accompanying consolidated statements of operations.

Upon issuance of the June 2011 Note the fair value of $13,945 was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $11,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $2,945 was recorded as interest expense in June 2011. The debt discount is amortized over the life of the note, and $3,666 was included in interest expense for the three months ended March 31, 2012. As of December 31, 2011 the fair value of the derivative related to the June 2011 Note was $15,290. On March 31, 2012 the fair value of the derivative related to the June 2011 Note was $44,440 which resulted in a recorded net loss on the fair value of derivative liability of $29,150 in the accompanying consolidated statements of operations.

Upon issuance of the August 2011 Note the fair value of $40,278 was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $14,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $25,778 was recorded as interest expense in August 2011. The debt discount is amortized over the life of the note, and $4,833 was included in interest expense for the three months ended March 31, 2012, respectively. As of December 31, 2011 the fair value of the derivative related to the August 2011 Note was $25,133. On March 31, 2012 the fair value of the derivative related to the August 2011 Note was $67,989 which resulted in a recorded net loss on the fair value of derivative liability of $42,856 in the accompanying consolidated statements of operations. The unamortized discount on the August 2011 Note as of March 31, 2012 is $2,846.

The fair value of the derivative of the 2011 Notes on their respective dates of issuance, on December 31, 2011 and March 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 7, 2011	June 22, 2011	August 23, 2011	December 31, 2011	March 31, 2012
Estimated market value of common stock on measurement date (1)	$0.01	$0.0042	$0.0029	$0.0004	$.0035
Conversion price (2)	$0.00558	$0.00237	$0.0007	$0.00018-0.0002	.00063-.0007
Risk free interest rate (3)	0.11%	0.10%	0.06%	0.01-0.06 (3)	.01-.07
Time to maturity (4)	0.75 years	0.75 years	0.75 years	Various (4)	Various
Expected volatility (5)	191%	242%	253%	302%	333%
Expected dividends (6)	0%	0%	0%	0%	0%

The Black-Scholes models were valued with the following inputs:

(1)	Stock Price - The Stock Price was based on the closing price of the Company’s stock as of the Valuation Date.

(2)	Conversion Price - The conversion price was based on 50% (45% for the August 23, 2011 Note) of the average of the 3 lowest Stock Prices out of the last 10 trading days prior to the Valuation Date.

(3)	Risk Free Rate - The risk free rate was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the debt.

(4)	Time to Maturity - The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.

(5)	Expected volatility - The expected volatility was based on the historical volatility of the Company.

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

On September 9, 2011, the Company entered into a promissory note in the amount of $96,499 with its Chief Executive Officer and Director for amounts previously owed and accrued to Bertagnolli (the “Bertagnolli Note”). The note bears interest at the rate of 8% per annum and is payable on demand. Any amounts not paid when due bear interest at the rate of 15% per annum until paid in full. During the year ended December 31, 2011, the Company made repayments totaling $20,000. During the three months ended March 31, 2012 the Company agreed to increase the loan by $45,000 for services performed and also reclassified $45,000 from previously accrued amounts due Bertagnolli to the Bertagnolli Note. On March 30, 2012 $135,000 of the Bertagnolli Note was assigned (the Assigned Bertagnolli Note) sold and transferred to Carebourn pursuant to a Purchase and Assignment Agreement (the “PAA”). The outstanding remaining principal balance of the Bertagnolli Note at March 31, 2012 was $31,499.

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

The Company evaluated the initial terms of the convertible promissory note and concluded that this convertible promissory note did not result in a derivative and that there was not a beneficial conversion feature.

In connection with the Company’s entry into the convertible note, the Company entered into a security agreement with the third party and provided the third party a first priority security interest in all of the Company’s assets to secure the repayment of the convertible note.

Effective November 28, 2011, the Company agreed to amend the aforementioned note to increase the principal amount to $109,750. On March 30, 2012 $65,000 of the ASL Note (the Assigned ASL Note) was assigned, sold and transferred to Carebourn. The outstanding principal balance of the ASL Note at March 31, 2012 was $44,750.

As of March 31, 2012 the Company owed Carebourn $482, 500; comprised of $282,500 of the Assigned OIL Note, $135,000 of the Assigned Bertagnolli Note and $65,000 of the Assigned ASL Note (together the Carebourn Notes). Upon transfer of the Carebourn Notes, the Company determined the fair value of the Carebourn Notes was $2,188,138 and was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $482,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $1,705,638 was recorded as interest expense in the three months ended March 31, 2012. The debt discount is amortized over the life of the note, and $2,681 was included in interest expense for the three months ended March 31, 2012. As of March 31, 2012 there remains a discount on the Carebourn convertible Note of $479,819 that will be amortized over the remaining term of the Carebourn note.

A summary of the derivative liability balance as of December 31, 2011 and March 31, 2012 is as follows:

Fair Value	Derivative Liability Balance 12/31/11	Initial Derivative Liability	Fair value of convertible notes redeemed	Fair value change- three months ended 3/31/12	Derivative Liability Balance 3/31/12
2010 Notes	$51,072	—	(19,722)	$79,750	$111,100
2011 Notes	74,623	—	—	159,006	233,629
Carebourn Note		2,188,138	—	—	2,188,139
Total	$125,695	2,188,138	(19,722)	$238,756	$2,532,868

A summary of notes payable balances as of December 31, 2011 and March 31, 2012 follows:

Note	December 31, 2011	Additions	Sold/ Transferred/Discount	Principal Conversions	Discount on Notes	March 31, 2012
OIL (A)	$282,500	—	(282,500)	—		$—
1st March 2010 Note	24,500	—	—	—		24,500
2nd March 2010 Note	12,182	—	—	—		12,182
April 2010	30,000	—	—	—		30,000
Bertagnolli Note (B)	76,499	90,000	(135,000)	—		31,499
ASL Note (C)	109,750	—	(65,000)	—		44,750
2010 Notes	44,800	—	—	(17,300)		27,500
2011 Notes	55,500	—	—	—		55,500
Carebourn	—	—	482,500	—		482,500
Sub-total	$635,731	90,000	—	(17,300)		$708,431
Discount on notes	(11,346)	—	—	—	(471,320)	(482,666)
Balances	$624,385	$90,000	$0	(17,300)	$(471,320)	$225,765
(A)	Note sold and transferred to Carebourn on March 30, 2012.
(B)	$135,000 of note was sold and transferred to Carebourn on March 30, 2012. March 31, 2012 balance of $31,499 classified as Note payable, related party on the financial statements presented herein.
(C)	$65,000 of Note was sold and transferred to Carebourn on March 30, 2012.

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the three months ended March 31, 2012, the Company received cash advances of $200.

NOTE 8 - COMMON STOCK

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

On March 22, 2012 the Company issued 7,462,687 shares of common stock in exchange for the conversion of $5,000 of the December 2010 Note.

PREFERRED STOCK

Effective December 5, 2011, the Board of Directors approved the filing of a Certificate of Designations establishing the designations, preferences, limitations and relative rights of the Company’s Series A Preferred Stock (the “Designation”). The Designation allows the Board of Directors in its sole discretion to issue up to 1,000 shares of Series A Preferred Stock. On December 5, 2011 1,000 shares of Series A Preferred Stock Shares were issued Mr. Bertagnolli, for services valued at $1,000. The preferred shares have the right to vote in aggregate, on all shareholder matters equal to 51% of the total vote.  The Series A Preferred Stock will be entitled to this 51% voting right no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”).  Additionally, the Company cannot adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Designation, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock; however, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

NOTE 9 – COMMITMENTS, CONTINGENCIES AND LITIGATION

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

The Company’s Employment Agreement with Arthur Bertagnolli provides for certain compensation and benefits based on the Company’s achievement of specified milestones.  As of March 31, 2012, none of those milestones have been achieved.  Under certain circumstances, Mr. Bertagnolli is also entitled to an additional payment upon sale of the Company.

NOTE 10- SETTLEMENT OF LAWSUIT

On March 19, 2010, a lawsuit was filed against the Company by Panos Industries, LLC seeking damages “…in excess of $50,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company. The Company filed an answer to the complaint denying the allegations stated therein and a Counterclaim against the Plaintiff. On January 19, 2012, the parties mutually agreed to dismiss the suit. The Company previously recorded a liability of $151,003 that has now been reversed in the accompanying financial statements.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. With the exception of those matters discussed below, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

On April 2, 2012, the Company issued a convertible promissory note of $20,000 to MM Visionary Consultants, LLC (“MM”). The note carries an annual interest rate of 8%, matured on April 2, 2013, and is convertible at a 50% discount to the average of the three lowest closing day prices for the ten days immediately preceding any conversion. MM also received a warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.005 per share, expiring on April 2, 2015.

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

On June 28, 2012, the Company issued a convertible note to ASL for $22,500 in exchange for consulting services from April 1, 2012 through June 30, 2012. The note is due on demand and carries an annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company also issued ASL a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.0004, expiring on June 28, 2015.

Also on June 28, 2012, the Company agreed to issue in exchange for $45,000 of accrued and unpaid officer’s fees for the period from April 1 2012 to June 30, 2012, a convertible note to Bertagnolli for $45,000. The note is due on demand and carries an annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company also issued Bertagnolli a warrant to purchase 3,500,000 shares of common stock at an exercise price of $0.0004, expiring on June 28, 2015.

On July 26, 2012 the Company issued a convertible promissory note of $10,000 to Asher, under the same terms and conditions as the 2011 Notes (as amended).

On November 6, 2012 the Company issued 5,639,275 shares of common stock in exchange for the conversion of $3,553 of the Assigned OIL Note.

On November 29, 2012, the Company’s Board of Directors approved amending the articles of incorporation of the Company to increase the number of authorized shares of the Company from 300,000,000 to 3,500,000,000. As of the date of this report, the Company has not effectuated the increase with the Nevada Secretary of State.

On December 5, 2012 the Company issued 9,600,000 shares of common stock in exchange for the conversion of $5,120 of the Assigned OIL Note.

On December 19, 2012 the Company issued a convertible promissory note of $11,500 to Asher, under the same terms and conditions as the 2011 Notes (as amended).

On December 3, 2012 Bertagnolli sued Carebourn (the Bertagnolli Suit”) for non-payment of amounts due pursuant to the Bertagnolli PAA. On January 22, 2013 Carebourn filed an Original Answer, Counterclaim and Third Party Petition against the Company (“Carebourn’s Claim”). Carebourn’s counterclaim, among other things, alleges fraud by both Bertagnolli and the Company. The Company filed an answer to the claim in February 2013 denying all of Carebourn’s allegations and asserting various affirmative defenses.  The Company intends to vigorously defend its position and counsel for the Company believes that it is too early in the matter to estimate damages, if any.

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

Also on December 31, 2012, the Company agreed to issue in exchange for $45,000 of accrued and unpaid officer’s fees for the period from July 1 2012 to December 31, 2012, a convertible secured note to Bertagnolli for $45,000. The note is due on demand and carries an annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company also issued Bertagnolli a warrant to purchase 25,000,000 shares of common stock at an exercise price of $0.0004, expiring on December 31, 2015.

On April 4, 2013, the Company issued two convertible promissory notes to Asher for $15,000 and $46,500, respectively, which were funded by Asher on April 18, 2013.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues. Our total revenue reported for the three months ended March 31, 2012 was $5,274 compared to $3,516 in the comparable period for the prior year.

Lease Operating Expenses.   The lease operating expenses for the three months ended March 31, 2012 were $1,070, compared to $3,035 in the comparable period of the prior year.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2012 decreased to $66,088 from $106,522 for the comparable quarter in 2011. The decrease in general and administrative expense was largely attributable to a decrease in professional fees and the recognition of stock compensation expense in the prior year’s comparable quarter.

Gain on Sale of Assets. During the three months ended March 31, 2011, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $96,827.

Other Income (Expenses). We recorded interest expense of $1,718,841 for the three months ended March 31, 2012 compared to $82,513 in the comparable quarter the prior year. The increase was largely attributable to the initial interest expense of $1,705,638 recorded for the fair value of the embedded derivative liability related to the Carebourn Notes. Included in other expenses is $238,756 of expenses for the fair value change in derivative liabilities compared to income recognized of $9,818 in the prior year period.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $10,168. Our total current liabilities as of March 31, 2012 were $3,082,150.  Thus, we had a working capital deficit of $3,071,982 as of March 31, 2012.

Operating activities used $8,183 in cash for the three months ended March 31, 2012, compared to $114,235 for the three months ended March 31, 2011. Cash flows provided by investing activities were $101,942 during the three months of the prior year. Cash flows provided by financing activities during the quarter ended March 31, 2012 was $200, compared to $10,000 for the three months ended March 31, 2011. The 2011 activity consisted of proceeds from notes payable of $30,000, less repayments of $20,000.

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.   The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a party to the following litigation: On December 3, 2012 Bertagnolli sued Carebourn (the Bertagnolli Suit”) for non-payment of amounts due pursuant to the Bertagnolli PAA. On January 22, 2013 Carebourn filed an Original Answer, Counterclaim and Third Party Petition against the Company (“Carebourn’s Claim”). Carebourn’s counterclaim, among other things, alleges fraud by both Bertagnolli and the Company. The Company filed an answer to the claim in February 2013 denying all of Carebourn’s allegations and asserting various affirmative defenses.  The Company intends to vigorously defend its position and counsel for the Company believes that it is too early in the matter to estimate damages, if any.

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

On March 22, 2012 the Company issued 7,462,687 shares of common stock in exchange for the conversion of $5,000 of the December 2010 Note.

None of the aforementioned transactions resulted in any cash proceeds to the Company.

Item 3.     Defaults upon Senior Securities

The Company is in default of the 2010 and 2011 Asher Notes, as well as 1st March 2010 Note, the 2nd March 2010 Note, the April 2010 Note, the Bertagnolli Note, the ASL Note and the Carebourn Notes.

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

SAVOY ENERGY CORPORATION

Date: July 3, 2013	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli Chief Executive Officer and Chief Financial Officer

