Form 10-Q
period 2012-06-30
Savoy Energy Corp
filed 2013-08-12
CIK 1437751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑.	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐ .	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

☐ Yes    ☑. No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes     ☑. No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ . Large accelerated filer Accelerated filer	☐ Accelerated filer
☐ . Non-accelerated filer	☑. Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑ .  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 202,248,586 common shares as of July 24, 2013.

2

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011;	4

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011;	5

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011;	6

Notes to Consolidated Financial Statements (unaudited).	7

SAVOY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72	$8,151
Prepaid and other current assets	10,000	10,000
Total current assets	10,072	18,151

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	677,678	677,678
Accumulated depletion, depreciation, amortization and impairment	(650,349)	(650,349)
Oil and Gas Properties, Net	27,329	27,329

TOTAL ASSETS	$37,401	$45,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$87,423	$68,441
Accrued liabilities, related party	9,667	54,667
Advances from unrelated party	3,000	154,003
Advances from related party	19,340	18,430
Accrued interest payable	70,974	57,572
Notes payable (net of discount of $255,237 and $11,346, respectively)	439,265	547,886
Note payable, related party	76,499	76,499
Deferred revenue	7,000	7,000
Derivative liability	647,178	125,695
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	1,360,346	1,110,193

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized, 1,000 shares issued	1	1
Common stock, $.001 par value; 300,000,000 shares authorized, 187,009,311 and 127,998,693 shares issued and outstanding, respectively	187,008	127,999
Additional paid-in capital	2,136,050	1,975,364
Accumulated deficit	(3,646,004)	(3,168,077)
Total stockholders’ deficit	(1,322,945)	(1,064,713)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,401	$45,480
See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		Restated		Restated
REVENUE
Oil and gas revenues	$1,161	$2,239	$6,435	$5,755
Total revenues	1,161	2,239	6,435	3,516

COSTS AND EXPENSES
Lease operating expenses	-	1,803	1,070	4,838
General and administrative expense	144,470	106,023	210,559	212,545
Depletion, depreciation, amortization and impairment expense	-	-	-	65
Accretion expense	-	8	-	108
Gain on sale of working interest	-	(40,000)	-	(136,827)
Total costs and expenses	144,470	67,834	211,629	80,729
Operating loss	(143,309)	(65,595)	(205,194)	(74,974)

OTHER INCOME (EXPENSE)
Interest expense	(367,411)	(46,524)	(2,086,252)	(129,037)
Loss on settlement of debt	-	(29,229)	-	(41,229)
Settlement of lawsuit	-	-	151,003	-
Change in fair value of derivative liability	1,901,272	11,766	1,662,516	(1,948)
Total other income (expenses)	1,533,861	(87,519)	(272,733)	(172,214)

Net income (loss)	$(1,390,552)	(153,114)	$(477,927)	$(247,188)

Basic and diluted net income ( loss) per common share	$0.01	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	172,777,100	77,429,981	158,601,927	71,908,664

See notes to consolidated financial statements

SAVOY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the Six Months Ended June 30,
	2012	2011
		Restated
Cash flows from operating activities:
Net loss	$(477,927)	$(247,188)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depletion, depreciation, amortization and impairment	-	65
Amortization of debt discount	260,609	112,278
Change in fair value of derivative liabilities	(1,662,516)	1,948
Interest expense associated with issuance of convertible debt	1,750,012	7,634
Accretion expense	-	(1,957)
Note payable issued for services	22,500	-
Beneficial conversion feature	59,708	-
Stock based compensation	42,722	1,500
Loss on settlement of debt	-	41,229
Gain on sale of oil and gas properties	-	(94,762)
Settlement of lawsuit	(151,003)	-
Changes in assets and liabilities
Accounts payable and accrued liabilities	124,906	2,909
Net cash used in operating activities	(30,989)	(175,844)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	142,100
Capital expenditures for development of oil and gas properties	-	(158)
Net cash provided by investment activities	-	141,942

Cash flows from financing activities:
Proceeds from issuance of debt	22,000	31,500
Repayment of long-term debt	-	(20,000)
Advances from unrelated parties	-	3,000
Advances from related parties	910	10,900
Net cash provided by financing activities	22,910	25,400

Net decrease in cash and cash equivalents	(8,079)	(8,502)
Cash and cash equivalents, at beginning of period	8,151	9,170
Cash and cash equivalents, at end of period	$72	$668

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non cash investing and financing activities:
Beneficial conversion feature	$59,708	$38,258
Common stock issued for debt	$44,230	$24,897
Debt discount for derivative liability	$-	$-
See notes to consolidated financial statements

SAVOY ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – RESTATEMENT

As disclosed in our Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on September 4, 2012, the Board of Directors of Savoy Energy Corporation (“Savoy” or the “Company”) determined that the consolidated financial statements for the three and six months ended June 30, 2011 included in our Quarterly Report on Form 10-Q for the period ended June 30, 2011 could no longer be relied upon as a result of errors in such reports.

The Company filed an Amendment on Form 10-Q/A (“Amendment”) on October 24, 2012 to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 (the “Form 10-Q”), as filed with the SEC on August 19, 2011, The Amendment was filed solely for the purpose of restating the Consolidated Financial Statements to correct an error in accounting for certain convertible promissory notes as explained more fully in Notes 1 and 6 of the accompanying notes to consolidated financial statements as well as to expense $20,000 in fees as explained more fully in Note 5 of the accompanying notes to consolidated financial statements, which were originally recorded as a reduction in additional paid-in capital.

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

As at June 30, 2012, the fair value of cash, accounts receivable, accounts payable and notes payable approximate carrying values because of the short-term maturity of these instruments.

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

NOTE 4 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2012, the Company has a working capital deficit of $1,350,275 has generated limited revenues and has an accumulated deficit of $3,646,004. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On March 22, 2010 (the 1st March 2010 Note) the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature. The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share. The outstanding principal balance of the convertible promissory note at June 30, 2012 was $24,000, which is in default and classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the six months ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On March 22, 2010 (the 2nd March 2010 Note) the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest was payable at maturity on November 30, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature and increased the face amount to $41,500.  The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $41,500 and any accrued interest is payable or convertible at a price of $0.01 per share. The outstanding balance of the convertible promissory note at June 30, 2012 was $12,682, which is in default and classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the six months ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

On April 21, 2010 (the April 2010 Note) the Company borrowed $40,000 from non-related third parties bearing interest at 5% per annum. The loans are unsecured and the principal and accrued and unpaid interest matured on December 31, 2010. The Company used the proceeds for working capital. On January 12, 2011, the Company amended this note to create a conversion feature. The convertible promissory note bears interest at 5% per annum and matured April 10, 2011, at which date the $40,000 and any accrued interest is payable or convertible at a price of $0.01 per share. The outstanding balance of the convertible promissory note at June 30, 2012 was $30,000, which is in default and classified as current debt.  The Company evaluated the terms of the amendment to the note and concluded that the amended note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the amended note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $12,000 at based on the intrinsic value of the discount.  The discount was fully amortized at March 31, 2011 due to the short-term nature of the Note.    For the six months ended June 30, 2011, $12,000 was charged to interest expense associated with the amortization of the debt discount.

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

Upon issuance of the October Note, the fair value of $65,625 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $63,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $2,625 was recorded as interest expense in October 2010. The debt discount was amortized over the life of the note, and $21,556 and $42,556 was included in interest expense for the three and six months ended June 30, 2011, respectively.  As of December 31, 2011, the balance of the October Note was $12,300 and the fair value of the derivative related to the October Note was $14,022. During the six months ended June 30, 2012 Asher converted the remaining balance of $12,300 and $2,520 of accrued and unpaid interest into 29,612,891 shares of common stock.

Upon issuance of the December Note the fair value of $34,656 was recorded as a derivative liability. The debt discount is amortized over the life of the note, and $10,833 and $21,666 was included in interest expense for the three and six months ended June 30, 2011, respectively.  As of December 31, 2011, the balance of the December Note was $32,500 and the fair value of the derivative related to the December Note was $37,050. During the six months ended June 30, 2012 Asher converted $5,000 of principal of the December Note into 7,462,687 shares of common stock. As of June 30, 2012 the balance of the December Note was $27,500 and the fair value was $24,673 which resulted in a recorded net gain on the fair value of derivative liability of $86,427 and $12,377 for the three and six months ended June 30, 2012, respectively, in the accompanying consolidated statements of operations.

The fair value of the derivative on the 2010 Notes on their date of their respective issuances and combined as of December 31, 2011 and June 30, 2012 was determined using the Black-Scholes option pricing model with the following assumptions:

	October 25, 2010	December 21, 2010	December 31, 2011	June 30, 2012
Estimated market value of common stock on measurement date	$0.008	$0.015	$0.0004	$0.0013
Exercise price	$0.0048	$0.00937	$0.0002	$0.000767
Risk free interest rate (1)	0.18%	0.19%	0.01%	0.05%
Term in years	0.75	0.75	0.083	.083
Expected volatility	165%	197%	302%	321%
Expected dividends (2)	0%	0%	0%	0%

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

The outstanding principal balance at December 31, 2011 and June 30, 2012 of the March 2011 Note, the June 2011 Note and the August 2011 Note was $30,000, $11,000 and $14,500 respectively.

Upon issuance of the March 2011 Note the fair value of $37,634 was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $30,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $7,634 was recorded as interest expense in March 2011. The debt discount is amortized over the life of the note, and $2,556 was included in interest expense for the six months ended June 30, 2012.  As of December 31, 2011 the fair value of the derivative related to the March 2011 Note was $34,200. On June 30, 2012 the fair value of the derivative related to the March 2011 Note was $21,098 which resulted in a recorded net gain on the fair value of derivative liability of $100,002 and $13,102 for the three and six months ended June 30, 2012, respectively, in the accompanying consolidated statements of operations.

Upon issuance of the June 2011 Note the fair value of $13,945 was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $11,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $2,945 was recorded as interest expense in June 2011. The debt discount is amortized over the life of the note, and $3,667 was included in interest expense for the six months ended June 30, 2012.  As of December 31, 2011 the fair value of the derivative related to the June 2011 Note was $15,290. On June 30, 2012 the fair value of the derivative related to the June 2011 Note was $9,869 which resulted in a recorded net gain on the fair value of derivative liability of $34,571 and $5,421 for the three and six months ended June 30, 2012, respectively, in the accompanying consolidated statements of operations.

Upon issuance of the August 2011 Note the fair value of $40,278 was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $14,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $25,778 was recorded as interest expense in August 2011. The debt discount is amortized over the life of the note, and $2,847 and $7,680 was included in interest expense for the three and six months ended June 30, 2012, respectively.  As of December 31, 2011 the fair value of the derivative related to the August 2011 Note was $25,133. On June 30, 2012 the fair value of the derivative related to the August 2011 Note was $15,384 which resulted in a recorded net gain on the fair value of derivative liability of $52,605 and $9,749for the three and six months ended June 30, 2012, respectively, in the accompanying consolidated statements of operations.

The fair value of the derivative of the 2011 Notes on their respective dates of issuance, on December 31, 2011 and June 30, 2012 was determined using the Black-Scholes option pricing model with the following assumptions:

	March 7, 2011	June 22, 2011	August 23, 2011	December 31, 2011	June 30, 2012
Estimated market value of common stock on measurement date (1)	$0.01	$0.0042	$0.0029	$0.0004	$0.0013
Conversion price (2)	$0.00558	$0.00237	$0.0007	$0.00018-0.0002	0.00069-.00089
Risk free interest rate (3)	0.11%	0.10%	0.06%	0.01-0.06 (3)	0.05%
Time to maturity (4)	0.75 years	0.75 years	0.75 years	Various (4)	Various
Expected volatility (5)	191%	242%	253%	302%	321%
Expected dividends (6)	0%	0%	0%	0%	0%

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

On September 9, 2011, the Company entered into a promissory note in the amount of $96,499 with its Chief Executive Officer and Director for amounts previously owed and accrued to Bertagnolli (the “Bertagnolli Note”). The note bears interest at the rate of 8% per annum and is payable on demand.  Any amounts not paid when due bear interest at the rate of 15% per annum until paid in full.  During the year ended December 31, 2011, the Company made repayments totaling $20,000.  During the six months ended June 30, 2012 the Company agreed to increase the loan by $90,000 for services performed and also reclassified $90,000 from previously accrued amounts due Bertagnolli to the Bertagnolli Note. On March 30, 2012 $135,000 of the Bertagnolli Note was assigned (the Assigned Bertagnolli Note) sold and transferred to Carebourn pursuant to a Purchase and Assignment Agreement (the “PAA”).  The outstanding remaining principal balance of the Bertagnolli Note at June 30, 2012 was $31,499. On June 28, 2012, the company entered into a new note with Bertagnolli for $45,000 for services performed for the three months ended June 30, 2012 (“Beragnolli Note 2”).

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

Effective November 28, 2011, the Company agreed to amend the aforementioned note to increase the principal amount to $109,750.  On March 30, 2012 $65,000 of the ASL Note (the Assigned ASL Note) was assigned, sold and transferred to Carebourn.  During the six months ended June 30, 2012 ASL converted $15,730 of principal into 7,864,865 shares of common stock. The outstanding principal balance of the ASL Note at June 30, 2012 was $29,020.

As of June 30, 2012 the Company owed Carebourn $471, 300; comprised of $282,500 of the Assigned OIL Note, $135,000 of the Assigned Bertagnolli Note and $65,000 of the Assigned ASL Note (together the Carebourn Notes). Upon transfer of the Carebourn Notes, the Company determined the fair value of the Carebourn Notes was $2,188,138 and was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $482,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $1,705,638 was recorded as interest expense in the three months ended March 31, 2012. The debt discount is amortized over the life of the note, and $241,250 and $243,931 was included in interest expense for the three and six months ended June 30, 2012.  During the six months ended June 30, 2012, Carebourn converted $11,200 of their notes into 14,070,175 shares of common stock.  As of June 30, 2012 there remains a discount on the Carebourn convertible Note of $238,569 that will be amortized over the remaining term of the Carebourn note.

2012 Notes

On April 2, 2012, the Company issued a convertible promissory note of $20,000 (the “MM Note”) to MM Visionary Consultants, LLC (“MM”).  On April 10, 2012 the Company issued a $2,000 note to Gulfstream Financial Partners, LLC (“GFP”). The GFP note and the MM note (together the “2012 Notes) carry an annual interest rate of 8%, matured on October 10, 2012 and April 2, 2013, respectively, and are convertible at a 50% discount to the average of the three lowest closing day prices for the ten days immediately preceding any conversion.  MM also received a warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.005 per share, expiring on April 2, 2015. The Company valued the warrants on the Black Scholes option pricing model and recorded stock compensation expense of $34,930 for the three and six months ended June 30, 2012.

The Company analyzed the conversion feature of the 2012 Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in convertible debt.  The embedded derivative is carried on the Company’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.

Upon issuance of the 2012 Notes the fair value of $66,374 was recorded as a derivative liability. A discount to the convertible debt principal was recorded in the amount of $22,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $44,374 was recorded as interest expense in April 2012. The debt discount is amortized over the life of the 2012 notes, and $5,333 was included in interest expense for the three and six months ended June 30, 2012.  As of June 30, 2012 the fair value of the derivative related to the 2012 Notes was $29,650, which resulted in a recorded net gain on the fair value of derivative liability of $36,725 for the three and six months ended June 30, 2012, in the accompanying consolidated statements of operations.

On June 28, 2012, the Company issued a convertible note to ASL for $22,500 in exchange for consulting services from April 1, 2012 through June 30, 2012. The note is due on demand and carries an annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company evaluated the terms of the note and concluded that the note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock.

The Company also issued ASL a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.0004, expiring on June 28, 2015. The Company valued the warrants on the Black Scholes option pricing model and recorded stock compensation expense of $3,247 for the three and six months ended June 30, 2012.The discount related to the beneficial conversion feature was valued at $19,253 based on the intrinsic value of the discount. The discount was fully amortized at June 30, 2012 due to the short-term nature of the Note.    For the three and six months ended June 30, 2012, $19,253 was charged to interest expense associated with the amortization of the debt discount.

Also on June 28, 2012, the Company agreed to issue in exchange for $45,000 of accrued and unpaid officer’s fees for the period from April 1 2012 to June 30, 2012, a convertible note to Bertagnolli for $45,000. The note is due on demand and carries an annual interest rate of 8%. The note is convertible at $0.0004 into shares of common stock of the Company. The Company evaluated the terms of the note and concluded that the note did not result in a derivative; however, the Company concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock.

The Company also issued Bertagnolli a warrant to purchase 3,500,000 shares of common stock at an exercise price of $0.0004, expiring on June 28, 2015. The Company valued the warrants on the Black Scholes option pricing model and recorded stock compensation expense of $4,545 for the three and six months ended June 30, 2012.The discount related to the beneficial conversion feature was valued at $40,455 based on the intrinsic value of the discount. The discount was fully amortized at June 30, 2012 due to the short-term nature of the Note.    For the three and six months ended June 30, 2012, $40,455 was charged to interest expense associated with the amortization of the debt discount.

A summary of the derivative liability balance as of December 31, 2011 and June 30, 2012 is as follows:

Fair Value	Derivative Liability Balance 12/31/11	Initial Derivative Liability	Fair value of convertible notes redeemed	Fair value change- three months ended 6/30/12	Derivative Liability Balance 6/30/12
2010 Notes	$ 51,072	-	(19,722)	$ (6,677)	$ 24,673
2011 Notes	74,623	-	-	(28,272)	46,351
Carebourn Note		2,188,138	(50,792)	(1,590,842)	546,504
2012 Notes		66,374	-	(36,724)	29,650
Total	$ 125,695	2,254,512	(70,514)	$ (1,662,515)	$ 647,178

A reconciliation of the change in notes payable balances as of December 31, 2011 and June 30, 2012 follows:

Note	December 31, 2011	Additions	Sold/ Transferred /Discount	Principal Conversions	Discount on Notes	June 30, 2012
OIL (A)	$282,500	-	(282,500)	-	-	$-
1st March 2010 Note	24,500	-	-	-	-	24,500
2nd March 2010 Note	12,182	-	-	-	-	12,182
April 2010	30,000	-	-	-	-	30,000
Bertagnolli Note (B)	76,499	135,000	(135,000)	-	-	76,499
ASL Note (C)	109,750	22,500	(65,000)	(15,730)	-	51,520
2010 Notes	44,800	-	-	(17,300)	-	27,500
2011 Notes	55,500	-	-	-	-	55,500
Carebourn	-	-	482,500	(11,200)	-	471,300
2012 Notes	-	22,000	-	-	-	22,000
Sub-total	$635,731	179,500	-	(17,300)	-	$771,001
Discount on notes	(11,346)	-	-	-	(243,891)	(255,237)
Balances	$624,385	$179,500	$0-	(44,230)	$(243,891)	$515,764

(A)

Note sold and transferred to Carebourn on March 30, 2012.

(B)

$135,000 of note was sold and transferred to Carebourn on March 30, 2012. June 30, 2012 balance of $76,499 classified as Note payable, related party on the financial statements presented herein.

(C)

$65,000 of Note was sold and transferred to Carebourn on March 30, 2012.

 NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives cash advances from related parties, including stockholders and their affiliates, to cover operating expenses. The advances do not bear interest and are due upon demand. During the six months ended June 30, 2012, the Company received cash advances of $910.

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

On May 10, 2012 the Company issued 8,070,175 shares of common stock in exchange for the conversion of $4,600 of the Assigned OIL Note.

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

NOTE 10- SETTLEMENT OF LAWSUIT

On March 19, 2010, a lawsuit was filed against the Company by Panos Industries, LLC seeking damages “…in excess of $50,000” based upon monies which the Plaintiff claims were advanced by Plaintiff on behalf of the Company. The Company filed an answer to the complaint denying the allegations stated therein and a Counterclaim against the Plaintiff. On January 19, 2012, the parties mutually agreed to dismiss the suit. The Company previously recorded a liability of $151,003 that was reversed in the quarter ended March 31, 2012, in the accompanying financial statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenues. Our total revenue reported for the three and six months ended June 30, 2012 was $1,161 and $6,435 compared to $2,239 and $5,755 in the comparable periods for the prior year.  The decrease in revenues was the result of decreased production from the Glass 59 #2 well.

Lease Operating Expenses.   The lease operating expenses for the three and six months ended June 30, 2012 were $0 and $1,070, compared to $1,803 and $4,838 in the comparable periods of the prior year. This decrease was also due to reduced production from the Glass 59 #2 well.

General and Administrative Expense.  General and administrative expense for the three and six months ended June 30, 2012 were $144,470 and $210,559 compared to $106,023 and $212,545 for the comparable periods in the prior year.  The increase in general and administrative expenses for the three months ended June 30, 2012 was largely attributable to the recognition of stock compensation expense of 42,722.

Gain on Sale of Assets.  During the three and six months ended June 30, 2011, the sale by the Company of certain oil and gas properties netted the Company an aggregate of $40,000 and $96,827.

Other Income (Expenses). We recorded interest expense of $367,411 and $2,086,252 for the three and six months ended June 30, 2012 compared to $46,524 and $129,037 in the comparable periods in the prior year.  The increase was largely attributable to t he initial interest expense of $44,374 and $1,750,512 recorded for the fair value of the embedded derivative liability related to the Carebourn and the 2012 Notes, as well as amortization of debt discounts of $249,429 and $260,610 for the three and six months ended June 30, 2012. Included in other income and expenses for the three and six months ended June 30, 2012 is income for the fair value change in derivative liabilities of $1,901,272 and $1,662,516 compared to other income and expenses recognized of $11,766 and $1,948 for the three and six months ended June 30, 2011..

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $10,072. Our total current liabilities as of June 30, 2012 were $1,360,347.  Thus, we had a working capital deficit of $1,350,275 as of June 30, 2012.

Operating activities used $30,989 in cash for the six months ended June 30, 2012, compared to $175,844 for the six months ended June 30, 2011. There was no cash flow from investing activities for the six months ended June 30, 2012, compare to cash flows provided by investing activities of $141,942 during the six months of the prior year.  Cash flows provided by financing activities during the six months ended June 30, 2012 was $22,910, compared to $25,400 for the six months ended June 30, 2011. The 2012 activity consisted of proceeds from the issuance of convertible notes payable of $22,000 and advances from related parties of $910. The 2011 activity consisted of proceeds from notes payable of $31,500, advances of $14,800 (including $10,900 from related parties) less repayments of $20,000.

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2012, the Company has a working capital deficit of $1,350,275 has generated limited revenues and has an accumulated deficit of $3,646,004. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.   The Company's internal control over financial reporting is a process and procedures designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Based upon that evaluation, our Chief Executive Officer who is also our Principal Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures over financing reporting were not effective.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012.  To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities

The Company is in default of the 2010 and 2011 Asher Notes, as well as 1st March 2010 Note, the 2nd March 2010 Note, the April 2010 Note, the Bertagnolli Note, the ASL Note, the Carebourn Notes and 2012 Notes.

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

SAVOY ENERGY CORPORATION

Date:	July 24, 2013

	By:	/s/ Arthur Bertagnolli
Arthur Bertagnolli
	Title:	Chief Executive Officer and Chief Financial Officer

